Form 10-Q
period 2026-06-27
Reformation Inc.
filed 2026-09-11
CIK 1787117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-43424
__________________________
Reformation Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware	84-2302327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5801 S. 2nd St. Vernon, CA	90058
(Address of principal executive offices)	(Zip Code)
(213) 282-2025
(Registrant’s telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of September 8, 2026 the registrant had 59,079,320 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, future events and our future business, financial condition, results of operations, prospects and our strategy for growth.
Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs and expectations based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.
A number of factors could cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements, including those listed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. They necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report on Form 10-Q as a result of various factors, including, among others:
•our ability to attract new customers and retain returning customers;
•our ability to maintain and enhance the value and reputation of our brand;
•the effect of tariffs imposed by the U.S. government or a global trade war;
•our ability to anticipate and respond to changing consumer preferences;
•our ability to accurately forecast customer demand;
•our ability to effectively manage our growth;
•our ability to grow our e-commerce and retail channels and execute our expansion into new markets;
•the risks associated with leasing property;
•our ability to achieve the sustainability targets and goals that we have announced;
•our expectations regarding sustainability initiatives;
•our ability to attract and retain qualified personnel;
•our reliance on suppliers to provide materials and to produce our products;
•our dependence on key suppliers;
•our ability to protect our intellectual property rights and any costs associated therewith; and
•other risks and uncertainties discussed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission.
Accordingly, you should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our business strategy, financial condition, results of operations, short-term and long-term business operations and objectives and financial needs. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Reformation Inc. Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 27, 2026	December 27, 2025

Assets
Cash and cash equivalents	$76,627	$65,473
Accounts receivable, net	18,584	18,407
IEEPA tariff receivable	10,921	-
Inventories	81,766	60,640
Prepaid expenses and other current assets	22,861	16,393
Total current assets	210,759	160,913
Property and equipment, net	89,225	83,346
Right-of-use assets	176,941	167,695
Intangible assets, net	977	1,396
Trade name	309,100	309,100
Goodwill	209,421	209,421
Other noncurrent assets	8,733	5,996
Total assets	1,005,156	937,867
Liabilities and Stockholders' Equity
Accounts payable	$6,303	$7,656
Accrued expenses and other current liabilities	72,285	66,828
Recapitalization dividend payable	29,056	-
Current lease liabilities	16,835	16,670
Current portion of long-term debt	1,606	8,250
Deferred revenue	7,601	6,740
Total current liabilities	133,686	106,144
Long-term debt, net of current portion	239,923	147,724
Noncurrent lease liabilities	176,948	166,837
Deferred income tax liabilities	68,568	68,072
Deferred revenue, net of current portion	3,548	3,064
Other noncurrent liabilities	5,754	5,229
Total liabilities	628,427	497,070
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.0001 par value; 107,025,000 shares authorized as of June 27, 2026 and December 27, 2025; 49,793,037 and 49,784,379 shares issued and outstanding as of June 27, 2026 and December 27, 2025, respectively	5	5
Additional paid-in capital	375,957	358,274
Retained earnings	1,304	82,493
Accumulated other comprehensive (loss) income	(537)	25
Total stockholders' equity	376,729	440,797
Total liabilities and stockholders' equity	$1,005,156	$937,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) 13 and 26 Weeks Ended June 27, 2026 and June 28, 2025

	13 Weeks Ended		26 Weeks Ended

(in thousands except share and per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Net revenue	$155,233	$125,073	$267,533	$211,164
Cost of goods sold	51,761	44,507	85,064	78,720
Gross profit	103,472	80,566	182,469	132,444
Operating expenses
Marketing expenses	14,490	11,250	23,942	19,792
Selling, general and administrative expense	69,958	56,728	152,342	103,971
Total operating expenses	84,448	67,978	176,284	123,763
Income from operations	19,024	12,588	6,185	8,681
Other (expense) income
Interest expense	(3,543)	(4,035)	(6,814)	(8,187)
Interest income	185	414	498	1,069
Other income, net	1,439	308	1,183	235
Total other (expense) income	(1,919)	(3,313)	(5,133)	(6,883)
Income before income taxes	17,105	9,275	1,052	1,798
Income tax provision	4,697	2,360	792	434
Net income	12,408	6,915	260	1,364
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain, net of tax	(380)	562	(562)	703
Total comprehensive income (loss)	$12,028	$7,477	$(302)	$2,067
Earnings per share
Basic	$0.25	$0.14	$0.01	$0.03
Diluted	$0.23	$0.13	$—	$0.03
Weighted-average shares used in per share calculation
Basic	49,792,130	49,784,463	49,790,125	49,784,463
Diluted	52,948,297	51,273,182	52,051,023	51,247,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) 13 and 26 Weeks Ended June 27, 2026 and June 28, 2025

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at March 28, 2026	49,789,944	$5	$382,387	$70,345	$(157)	$452,580
Issuance of common stock from exercise of stock options	3,093	—	25	—	—	25
Stock-based compensation expense	-	—	307	—	—	307
Recapitalization dividend	-	—	(6,762)	(81,449)		(88,211)
Net income	-	—	—	12,408	—	12,408
Foreign currency translation adjustment	-	—	—	—	(380)	(380)
Balances at June 27, 2026	49,793,037	$5	$375,957	$1,304	$(537)	$376,729

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at March 29, 2025	49,784,379	$5	$357,488	$64,304	$(293)	$421,504
Stock-based compensation expense	-	-	259	-	-	259
Net income	-	-	-	6,915	-	6,915
Foreign currency translation adjustment	-	-	-	-	562	562
Balances at June 28, 2025	49,784,379	$5	$357,747	$71,219	$269	$429,240

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at December 27, 2025	49,784,379	$5	$358,274	$82,493	$25	$440,797
Issuance of common stock from exercise of stock options	8,658	—	67	—	—	67
Stock-based compensation expense	-	—	24,378	—	—	24,378
Recapitalization dividend	-	—	(6,762)	(81,449)	—	(88,211)
Net income	-	—	—	260	—	260
Foreign currency translation adjustment	-	—	—	—	(562)	(562)
Balances at June 27, 2026	49,793,037	$5	$375,957	$1,304	$(537)	$376,729

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at December 28, 2024	49,784,379	$5	$357,179	$69,855	$(434)	$426,605
Stock-based compensation expense	-	-	568	-	-	568
Net income	-	-	-	1,364	-	1,364
Foreign currency translation adjustment	-	-	-	-	703	703
Balances at June 28, 2025	49,784,379	$5	$357,747	$71,219	$269	$429,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) 26 Weeks Ended June 27, 2026 and June 28, 2025

	26 Weeks Ended

(in thousands)	June 27, 2026	June 28, 2025
Cash flows from operating activities
Net income	$260	$1,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	7,988	5,458
Change in operating lease right-of-use assets	10,545	8,820
Amortization of definite-lived intangible assets	419	419
Amortization of debt issuance costs	551	565
Deferred income taxes	498	(473)
Stock-based compensation expense	24,378	568
Other	—	45
Increase (decrease) in cash due to changes in operating assets and liabilities
Accounts receivable	(309)	(4,748)
IEEPA tariff receivable	(10,921)	—
Inventories	(21,248)	(12,947)
Prepaid expenses and other current assets	(6,785)	(2,987)
Other noncurrent assets	(286)	(1,803)
Accounts payable	(1,254)	(5,194)
Accrued expenses and other current liabilities	3,633	5,080
Operating lease liabilities	(9,337)	(9,250)
Deferred revenue	1,370	755
Other noncurrent liabilities	524	118
Net cash provided by (used in) operating activities	26	(14,210)
Cash flows from investing activities
Purchases of property and equipment	(13,216)	(21,060)
Net cash used in investing activities	(13,216)	(21,060)
Cash flows from financing activities
Proceeds from exercise of stock options	50	—
Proceeds from term loan, net of lender fees	89,211	—
Repayments on term loan	(4,125)	(2,023)
Payment of debt issuance costs	(209)	—
Payment of offering costs	(1,038)	—
Payment of dividends declared	(59,066)	—
Net cash provided by (used in) financing activities	24,823	(2,023)
Effect of exchange rate changes on cash and cash equivalents	(479)	777
Net change in cash and cash equivalents	11,154	(36,516)
Cash and cash equivalents
Beginning of the period	65,473	87,678
End of the period	$76,627	$51,162
Supplemental cash flow information
Cash paid during the year for
Income taxes, net of refunds	$4,148	$4,593
Interest	6,133	6,992
Noncash financing and investing activities
Recapitalization dividend accrued but not paid	29,056	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	927	1,913
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	19,986	39,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

1.    Organization and Nature of Business
Reformation Inc. (formerly known as REF Topco, Inc.) is a Delaware corporation headquartered in Los Angeles, California. On April 11, 2025, REF Topco, Inc. changed its legal entity name to Reformation Inc. Reformation Inc. and its subsidiaries (collectively, the “Company”) sell apparel and accessories direct to customers through its website and company-owned retail stores located in the United States and internationally, as well as through wholesale and other channels. The Company’s mission is to bring sustainable fashion to everyone by minimizing its environmental impact through the sourcing of sustainable fabrics and vintage garments and incorporating sustainable practices throughout its supply chain and broader operations.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim reporting (ASC 270) and in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP, can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial position as of June 27, 2026 and December 27, 2025, the Company’s results of operations for the 13 and 26 weeks ended June 27, 2026 and the corresponding periods in 2025, and the Company’s cash flows for the 26 weeks ended June 27, 2026 and June 28, 2025. The financial information as of December 27, 2025, is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 27, 2025. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 26, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions are eliminated in consolidation.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 27, 2025, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company’s initial public offering (“IPO”), on July 30, 2026 (the “IPO Prospectus”).
Fiscal Year End
The Company operates on a 52/53-week fiscal year convention whereby its fiscal year ends on the Saturday nearest to December 31 of each year. Each fiscal quarter consists of 13 weeks, except for fiscal years with 53 weeks. Fiscal 2026 will end on December 26, 2026 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on December 27, 2025.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management relate to variable consideration for net sales provided to customers, including the sales return liability, allowances for excess and obsolete inventories; fair value of stock-based compensation; the recoverability of goodwill, the trade name, and long-lived assets; determination of incremental borrowing rate for leases; and determination of valuation allowance on deferred tax assets. Actual results could differ from these estimates.
Accounts Receivable, Net
Accounts receivable primarily consist of wholesale receivables from apparel retailers with a smaller portion attributed to credit card receivables related to sales transactions from the Company’s ecommerce platform and retail stores. Accounts receivable are carried at invoiced amounts less allowances for expected credit losses and are generally settled within 30 to 60 days. The allowance for expected credit losses is based on forecasts of future economic conditions, as well as information about past events and current conditions under the accounts receivable aging method. As of June 27, 2026 and December 27, 2025, the allowance for credit losses was $2.4 million and $2.4 million, respectively. The Company has elected the practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
IEEPA Tariff Receivable
During the 26 weeks ended June 27, 2026, the Company established a legal right to a refund of customs duties previously paid under the International Emergency Economic Powers Act (“IEEPA”). The refund represents a statutory recovery from a regulatory authority and is recognized within IEEPA tariff receivable in the condensed consolidated balance sheets. The Company recognizes these statutory refunds when there is a valid legal refund claim against the government. The receivable is carried at net realizable value, with the corresponding credit recognized as a reduction of inventory or as a reduction of cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss). As of June 27, 2026, the IEEPA tariff receivable amounted to $10.9 million and was substantially collected in full in July 2026. For the 13 weeks ended March 28, 2026, the Company recognized $10.2 million for refunds submitted for IEEPA tariffs as a reduction of cost of goods sold, and for the 13 weeks ended June 27, 2026, no amount was recognized for refunds submitted for IEEPA tariffs.
Revenue Recognition
Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts for sales returns and chargebacks. Sales returns and chargebacks are estimated using the expected value method based primarily on historical rates. Estimates are reviewed regularly until product returns are realized and the result of any such adjustments are known. As of June 27, 2026 and December 27, 2025, the amount of reserves for sales returns included in the accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets were $17.4 million and $12.7 million, respectively.
The Company accounts for gift card transactions by recording a contract liability at the time gift cards are issued to the customer in exchange for consideration from the customer which is presented as deferred revenue in the condensed consolidated balance sheets. Contract liabilities for customer gift cards remain on the Company’s books until the gift card is redeemed by the customer, at which time the Company records the redemption of the gift card for merchandise as net revenues. Gift cards do not have an expiration date. The Company determines the probability of gift cards being redeemed based on historical redemption patterns and recognizes net revenues on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage).
Gift card breakage is recognized in proportion, and over the same period, as actual gift card redemptions. Gift card breakage is included in net revenues in the condensed consolidated statements of operations and comprehensive income (loss). The balance of deferred revenue as of June 27, 2026 and December 27, 2025 was $11.1 million and $9.8 million, respectively, and $8.4 million as of the beginning of fiscal 2025. The Company recognized $1.1 million and $0.1 million as revenue for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, from amounts recorded as deferred revenue at the beginning of the periods. The Company recognized $4.4 million and $4.0 million as revenue for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively, from amounts recorded as deferred revenue at the beginning of the periods.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). As of June 27, 2026 and December 27, 2025, deferred offering costs included in other noncurrent assets on the accompanying condensed consolidated balance sheets were $3.9 million and $1.6 million, respectively. As of June 27, 2026, $1.3 million of deferred offering costs had not yet been paid and were included in accrued expenses and other current liabilities.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. The Company will adopt the new standard during the year ended December 26, 2026. Adoption of the new standard is expected to result in expanded tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new guidance requires additional disclosure related to the disaggregation of income statement expense categories.  ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is expected to result in additional disclosures and the Company is currently evaluating the effect this standard will have on the condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. Under this guidance, capitalization for internal-use software costs begins when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used to perform the intended function. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted on a retrospective, modified, or prospective basis. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This update provides amendments to for a broad range of Topics arising from technical corrections, unintended application of the FASB codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as “Codification improvements”. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the potential impact of this guidance and the timing of adoption, especially issue 10 which clarifies the treasury stock retirement guidance in paragraph 505-30-30-8 to explicitly permit the excess of repurchase price over par or stated value to be accounted for entirely as a deduction from additional paid-in capital (“APIC”) as long as APIC does not become negative.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The guidance requires costs incurred to obtain environmental credits that are used for voluntary environmental initiatives to be recognized as expense when incurred. The guidance also requires enhanced annual disclosures related to environmental credits and environmental credit obligations. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company currently purchases carbon offsets in connection with its voluntary environmental initiatives and expenses the related costs as incurred. Accordingly, the Company does not expect the adoption of ASU 2026-02 to have a material impact on its consolidated financial statements; however, adoption will result in additional disclosures related to the Company’s environmental credit activities. The Company is currently evaluating the timing of adoption.

3.    Inventories
Inventories consist of the following:

	As of
(in thousands)	June 27, 2026	December 27, 2025

Raw materials	$16,435	$11,309
Work-in-process	1,960	1,838
Finished goods	63,371	47,493
	$81,766	$60,640

As of June 27, 2026 and December 27, 2025, the Company had inventory reserves in the amount of $14.8 million and $14.5 million, respectively.
4.    Property and Equipment, Net
Property and equipment consist of the following:

(in thousands)	As of
	June 27, 2026	December 27, 2025

Leasehold improvements	$77,544	$71,178
Computer equipment and software	30,414	27,328
Furniture, fixtures and office equipment	17,491	15,684
Machinery and equipment	1,522	1,380
Construction in progress	6,205	3,815
	133,176	119,385
Accumulated depreciation and amortization	(43,951)	(36,039)
	$89,225	$83,346

For the 13 weeks ended June 27, 2026 and June 28, 2025, depreciation and amortization expense amounted to $4.0 million and $2.8 million, respectively. For the 26 weeks ended June 27, 2026 and June 28, 2025, depreciation and amortization expense amounted to $8.0 million and $5.5 million, respectively. Depreciation and amortization expense of property and equipment are primarily recognized within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
5.    Goodwill, Trade Name and Intangible Assets, Net
Goodwill, trade name and intangible assets consist of the following:

	As of June 27, 2026

(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net Carrying Amount

Trade name	Indefinite	$309,100	$-	$309,100
Goodwill	Indefinite	209,421	-	209,421
E-commerce and retail customer relationships	8	6,700	5,723	977
		$525,221	$5,723	$519,498

	As of December 27, 2025

(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net Carrying Amount

Trade name	Indefinite	$309,100	$-	$309,100
Goodwill	Indefinite	209,421	-	209,421
E-commerce and retail customer relationships	8	6,700	5,304	1,396
		$525,221	$5,304	$519,917

6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	As of
	June 27, 2026	December 27, 2025

Salaries, wages and employee benefits	$12,244	$14,696
Sales returns and allowances	17,377	12,701
Professional fees	7,452	8,555
Inventory purchases	10,374	8,029
Freight out	3,238	6,394
General and administrative	6,979	4,360
Sales tax payable	2,953	3,704
Marketing	7,168	3,453
Interest	664	3,206
Other accruals	3,836	1,730
	$72,285	$66,828
7.    Long-Term Debt
On May 2, 2024, LYMI Inc., a wholly owned subsidiary of Reformation Inc., entered into a credit agreement with JPMorgan Chase Bank, N.A., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Royal Bank of Canada (the “Credit Agreement”), to secure a five-year term loan of $165.0 million (“Term Loan”) and a revolving line of credit (“Revolver”) with a maximum borrowing capacity of $30.0 million (together, the “Credit Facility”).
On June 17, 2026, the Company entered into an amendment to its Credit Agreement (the "Amendment"). The Amendment, among other things, (i) provided for an additional $52.0 million of term loan borrowing (ii) provided for an incremental $40.0 million delayed draw term loan facility, of which, $40.0 million was funded on June 17, 2026 (iii) extended the maturity date of the term loan facilities and the revolving credit facility to June 17, 2031, and (iv) revised the scheduled principal amortization of the term loan facilities to reduce required principal payments over the remaining term of the debt. Upon completion of the Amendment, the Company had $246.7 million of term loan borrowings outstanding on June 17, 2026. Borrowings under the Amended Term Loans bear interest at a variable rate based on (Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.
The Company evaluated the Amendment in accordance with ASC 470, Debt, and concluded that the amendments to the term loan facilities should be accounted for as a debt modification as the terms were not substantially different. The Company incurred a total of $3.3 million in financing and third-party fees. Lender fees allocated to the term loans amounted to $2.8 million and were capitalized and will be amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method and the SOFR rate as of June 17, 2026. Third-party fees of $0.3 million incurred in connection with the modification of the term loan facilities were recognized in earnings as incurred. Fees allocated to the revolving borrowings of $0.2 million were capitalized and will be amortized ratably over the term of the revolving credit facility.
As of June 27, 2026 and December 27, 2025, the Company had $246.7 million and $158.8 million outstanding under its Term Loan, respectively, and no borrowings under its Revolver.
The Credit Facility includes a $10.0 million sub-limit on letters of credit. Outstanding letters of credit reduce the amount available to borrow on the Revolver. As of both June 27, 2026 and December 27, 2025, the available credit under the Revolver was $26.4 million, reflecting the available limit of $30.0 million less outstanding letters of credit of $3.6 million. Loan amounts under the Revolver may be borrowed, repaid and re-borrowed during the term. The unused portion of the Revolver bears a commitment fee of 0.50%.

The following summarizes the Company’s outstanding long-term debt:

(in thousands)	As of
	June 27, 2026	December 27, 2025

Term loans, gross	$246,687	$158,813
Less: Unamortized debt, issuance costs	(5,158)	(2,839)
Total long-term debt	241,529	155,974
Less: Current portion of long-term debt	(1,606)	(8,250)
Long-term debt, net of current portion	$239,923	$147,724
The Term Loan may be prepaid in whole or in part prior to the maturity date and is subject to certain lender fees if converted, assigned, or paid on a day other than the end of the interest period.
The Term Loan requires quarterly principal payments with a balloon payment upon maturity. Scheduled principal payments for future fiscal years are as follows:

(in thousands)

Fiscal year
2027	4,819
2028	11,244
2029	12,850
2030	12,850
2031	204,924
Total Term Loan - principal payments	$246,687
Interest on the Term Loan is payable quarterly and accrues, at the Company’s option, at either SOFR plus 3.75% or the Alternate Base Rate plus 2.75%. The Alternate Base Rate is defined as the greatest of (i) the prime rate, (ii) the New York Federal Reserve Bank rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%, subject to a floor of 1.00%.
Borrowings under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Agreement contains various customary representations and warranties, affirmative and negative and covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.15 to 1.00 as of the last day of each fiscal quarter of the Company through March 31, 2025 and 1.25 to 1.00 for each fiscal quarter thereafter. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.50 times Consolidated Adjusted Earnings Before Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (as defined in the financing agreement) as of the last day of any fiscal quarter of the Company. As of June 27, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
8.    Net Revenues
A summary of disaggregated net revenues is as follows:

	13 Weeks Ended		26 Weeks Ended

(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Direct-to-consumer (DTC)	$135,324	$111,682	$233,749	$186,378
Wholesale and other	19,909	13,391	33,784	24,786
Net revenues	$155,233	$125,073	$267,533	$211,164

Direct-to-consumer represents net revenues from e-commerce through the Company’s online sale platform and net revenues from retail through direct product sales made from stores located in the U.S., United Kingdom, Canada, and France. Wholesale and other net revenues consist of sales made to third-party retailers such as department stores and online retailers, sales to distributors, and other miscellaneous revenues such as sample sales.
9.    Income Taxes
The Company accounts for income taxes in interim periods using an income statement approach in accordance with ASC 740-270. Under this approach, the interim income tax provision is determined by estimating the annual effective tax rate expected to be applicable for the full fiscal year and applying that rate to year to date ordinary income (or loss).
For the 13 weeks ended June 27, 2026 and June 28, 2025, the Company’s effective tax rate of 27.5% and 25.4%, respectively, differs from the U.S. federal statutory rate of 21% primarily due to state and local income taxes. For the 26 weeks ended June 27, 2026, the Company’s effective tax rate of 75.3% differs from the U.S. federal statutory rate of 21% primarily due to discrete state and local tax items, the impact of which is magnified by the 26 weeks ended June 27, 2026 pretax income. For the 26 weeks ended June 28, 2025, the Company’s effective tax rate of 24.1% differs from the U.S. federal statutory rate of 21% primarily due to state and local income taxes on ordinary income.
10.    Stock-Based Compensation
In 2019, the Company established the 2019 Stock Option Plan (the “2019 Plan”) to allow the Company to issue nonqualified stock options (“NQSO”) to eligible participants.
The 2019 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines the terms of the options granted, including exercise price, number of options granted, and vesting period of such options. Under the 2019 Plan, the exercise price of options may not be less than the fair market value of the Company’s common stock at the date of grant. Options have a term of no more than ten years from the date of grant and are generally cancelled 90 days after termination of employment or other service.
As of June 27, 2026, there were 6,724,960 shares reserved for issuance under the 2019 Plan, of which options to purchase 5,838,178 shares were outstanding and 886,782 shares remained available for issuance.
Stock Options
Prior to March 27, 2026, the Company granted 50% of its options with a service condition (“time-based option”) and 50% of the options with both market and an implied performance condition (“performance-based option”) (collectively, the “Options”). The time-based options generally vest over a four-year period with 25% of the shares vesting one year after the service date and the remaining 75% of shares vesting in equal installments monthly for the following 36 months. The performance-based options were originally set to vest when the Company’s controlling stockholder achieves a multiple of invested capital (“MOIC”) ranging from 175% to 250% of invested capital, based on cash proceeds received by the investor. At the grant date, the performance-based awards had a service condition, the MOIC condition, and an implied performance condition because the MOIC condition was not deemed to be achievable without the occurrence of a Change in Control or an IPO. Prior to March 27, 2026, no compensation cost was recognized for the performance-based options as the implied performance condition was not considered probable.

On March 27, 2026, the Company’s Board of Directors removed the non-service conditions on all outstanding performance-based options, thereby converting such options to time-based vesting awards. Following the modification, the former performance-based options are subject to the same time-based vesting conditions and other key terms as the time-based options originally granted to the same participant under the same option agreement.

The modification was determined to be an improbable-to-probable modification and, accordingly, was accounted for as new equity awards for accounting purposes, with compensation cost measured based on the fair value of the modified awards as of the modification date. The aggregate fair value of modified awards was $25.3 million at the date of modification, determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of 0.9 years, expected volatility of 45%, risk-free interest rate of 3.76%, and expected dividend yield of 0%. Compensation cost for the modified awards is measured at the modification-date fair value and recognized over the requisite service period of the modified awards. For awards that were already vested as of the modification date, the related compensation cost was recognized immediately. During the 13 weeks ended March 28, 2026, the Company recognized compensation expense of $23.8 million in connection with this modification since the majority of these options were vested at the modification date.

Option activity under the 2019 Plan for time-based option grants is as follows:

	Time-Based Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2025	2,987,853	$7.22	5.2	$24,660
Options exercised	(8,658)	7.75
Options forfeited or expired	(76,641)	10.21
Options modified (a)	2,935,624	7.23
Outstanding at June 27, 2026	5,838,178	$6.86	4.6	$48,499
Exercisable at June 27, 2026	5,584,765	$6.83	4.5	$46,657
Vested at June 27, 2026	5,584,765	$6.83	4.5	$46,657
(a)As discussed above, on March 27, 2026, the Company's Board of Directors modified the terms of all outstanding performance-based options, thereby converting these to time-based awards.
For the 13 weeks ended June 27, 2026 and June 28, 2025, stock-based compensation expense was $1.8 million and $0.3 million, respectively. For the 26 weeks ended June 27, 2026 and June 28, 2025, stock-based compensation expense was $25.9 million and $0.6 million, respectively. Stock-based compensation expense was recognized almost entirely in selling, general and administrative expense except for an immaterial amount recorded in cost of goods sold.

As of June 27, 2026, total unrecognized compensation cost for all time-based options was 1.5 million and was recognized in full in July 2026 as a result of an acceleration of the vesting of all outstanding time-based options. The accelerated vesting was triggered by the Company’s controlling stockholder beneficially owning less than 50% of the Company’s issued and outstanding shares upon completion of the IPO.

Restricted Stock Units
During the 13 weeks and 26 weeks ended June 27, 2026, the Company’s Board of Directors granted restricted stock unit awards (“RSUs”) to key employees outside of the 2019 Plan.
The awards contain both a service condition and a performance-based condition. Under the service condition, the awards vest over a period of 3 or 4 years. The performance condition accelerates vesting at a Change in Control or an IPO and the awards would be forfeited if no Change in Control or IPO event occurs within 7 years of the grant date. No expense has been recognized for the RSUs for the 13 weeks ended June 27, 2026 and June 28, 2025 and for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively, as the performance condition is not deemed probable.

The following table summarizes the activities for unvested RSUs:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date
Unvested at December 27, 2025	77,629	$15.47

Granted	303,655	$13.75
Forfeited	(9,846)	$16.38
Unvested at June 27, 2026	371,438	$14.07
As of June 27, 2026, there was $5.2 million of unrecognized compensation cost related to unvested RSUs, which was recognized upon completion of the IPO in July 2026 (see Note 18).
11.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	13 Weeks Ended		26 Weeks Ended

	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (in thousands)	$12,408	$6,915	$260	$1,364
Weighted average shares outstanding—basic	49,792,130	49,784,463	49,790,125	49,784,463
Dilutive effect of stock options	3,156,167	1,488,719	2,260,898	1,463,434
Weighted average shares outstanding—diluted	52,948,297	51,273,182	52,051,023	51,247,897
Basic earnings per share	$0.25	$0.14	$0.01	$0.03
Diluted earnings per share	$0.23	$0.13	$0.00	$0.03

Time-based shares excluded from the computation of diluted earnings per share	27,706	37,848	45,328	35,276
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the period.
The effect of the potential common shares from the exercise of the Company’s time-based stock options is included in diluted earnings per share under the treasury stock method as their effect is dilutive. The contingently issuable common shares from performance-based stock options and RSUs are excluded from diluted earnings per share as of June 28, 2025, because the Company determined that the performance and market conditions had not yet been satisfied. The contingently issuable common shares from performance-based RSUs are excluded from diluted earnings per share as of June 27, 2026, because the Company determined that the performance and market conditions had not yet been satisfied.

The following shares have been excluded from the computation of diluted earnings per share as their inclusion would have an anti-dilutive effect on earnings per share, or in the case of contingently issuable performance shares, conditions have not been satisfied:
•For the 13 weeks ended June 27, 2026 and June 28, 2025, the weighted-average outstanding time-based stock options to purchase 27,706 and 37,848 common shares, respectively. For the 26 weeks ended June 27, 2026 and June 28, 2025, the weighted-average outstanding time-based stock options to purchase 45,328 and 35,276 common shares, respectively.

•As of June 27, 2026 and June 28, 2025, the effect of nil and 3,051,782 of contingently issuable performance-based shares, respectively.
•As of June 27, 2026 and June 28, 2025, the effect of 371,438 and 67,783 of contingently issuable performance-based RSUs, respectively.
In March 2026, the Company converted all of its outstanding performance-based options into time-based options.
12.    Stockholders’ Equity
The Company’s Board of Directors has authorized one class of shares, common stock. On July 13, 2026, the Company effected a 142.7-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. Accordingly, all share and per share information throughout the consolidated financial statements have been retroactively adjusted to reflect the stock split. As of June 27, 2026, the Company was authorized to issue 107,025,000 shares of common stock and had 49,793,037 shares issued and outstanding, as adjusted for the stock split. Effective July 31, 2026, the number of authorized shares of the Company’s common stock available for issuance was increased to 500,000,000.
Dividend Recapitalization Transaction
On June 17, 2026, the Company declared a dividend in the amount of $1.63 per share (as adjusted for the 142.7-for-1 forward stock split) to holders of its common stock using proceeds from the Amendment to the Credit Agreement as discussed in Note 7. The Board of Directors determined the dividend to be an extraordinary dividend under the 2019 Plan and certain RSU agreements, and consequently approved an adjustment to options outstanding under the 2019 Plan and RSUs outstanding under the RSU Agreements, pursuant to which (i) certain options and RSUs received an amount in cash equal to $1.63 for each such option and RSU, as applicable, (ii) the strike price of certain options was reduced by $1.63 for each such option and (iii) certain RSUs received an accrued dividend right equal to $1.63 for each such RSU, which are payable at the same time, and subject to the same terms, as the underlying RSU. The aggregate amount of the dividend and cash payments in respect of certain options and RSUs was $89.7 million, of which $60.6 million was paid during the thirteen weeks ended June 27, 2026 and $29.1 million was paid shortly thereafter. Accordingly, $29.1 million is recorded as a recapitalization dividend payable on the Company’s condensed consolidated balance sheet at June 27, 2026.

During the 13 weeks ended June 27, 2026, the Company recognized stock-based compensation expense of $1.5 million in connection with the dividend declaration on June 17, 2026.
13.    Leases
The Company has certain manufacturing facilities, warehouse, office, and retail space that are accounted for as operating leases. The Company’s lease terms may include options to extend or terminate the lease and are, therefore, included in the operating lease right-of-use assets and operating lease liabilities when such options are reasonably certain to be exercised. Rent expense is recorded on a straight-line basis over the term of the lease (“operating lease cost”) and is included in cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
The following table presents the Company’s total lease cost:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Operating lease expense	$8,397	$7,048	$16,274	$13,553
Short term lease expense	-	76	-	76
Variable lease expense	1,540	1,371	2,706	2,302
Total lease expense	$9,938	$8,495	$18,980	$15,931

Other information related to leases are as follows:

	As of
	June 27, 2026	December 27, 2025

Weighted average remaining lease term (in years)
Operating leases	9.2	9.4

Weighted average discount rate
Operating leases	5.0%	4.8%
Future minimum lease payments for operating leases are as follows:

(in thousands)	Operating Lease Liability

Fiscal year
Remainder of 2026	$11,501
2027	30,458
2028	29,556
2029	27,367
2030	24,457
Thereafter	125,390
Total undiscounted lease payments	248,729
Less: Imputed interest	(54,946)
Present value of future minimum lease payments	$193,783

14.    Commitments and Contingencies
Legal Matters
The Company is from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving workers’ compensation and other employee claims, unfair business practices, tort, and other general liability claims. While the Company cannot predict with certainty the results of these claims and legal actions in which it is currently or in the future may be involved, the Company does not expect that the ultimate disposition of any currently pending claims or actions will have a material adverse effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive income (loss), or liquidity.
15.    Employee Benefit Plan
In 2019, the Company established The LYMI Inc. 401(k) Profit Sharing Plan and Trust (the “Plan”) of LYMI Inc. Employees who have worked for the Company for 13 consecutive weeks and meet certain eligibility restrictions may participate in the Plan and may defer up to 92% of their salaries up to the maximum amount allowed by law of their eligible compensation to the Plan. The Company’s matching contribution is based on a percentage formula set forth in the Plan agreement. For the 13 weeks ended June 27, 2026 and June 28, 2025, Company contributions to the Plan were $0.7 million and $0.6 million, respectively. For the 26 weeks ended June 27, 2026 and June 28, 2025, Company contributions to the Plan were $1.2 million and $1.0 million, respectively. Contributions to the employee benefit plan are primarily recognized within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
16.    Segment Information
The Company’s operations are conducted as one operating segment and one reportable segment via revenue derived from the sale of individual products sold to customers through various channels. Segment information has been determined based on how the Company’s chief operating decision maker (“CODM”) manages its business, makes operating decisions, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer. The Company’s assets are managed centrally and are reported internally in the same manner as the condensed consolidated financial statements, and thus, no additional information is disclosed herein. While the CODM evaluates operating performance based on both consolidated net income and Adjusted EBITDA, the primary measure of profit and loss evaluated by the CODM for its single reportable segment is consolidated net income.
The CODM is also regularly provided disaggregated expense information, as shown below:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Revenue	$155,233	$125,073	$267,533	$211,164
Less:
Cost of goods sold(a)	51,500	44,508	84,566	78,688
Selling expenses(a)	22,364	16,256	40,180	27,791
Marketing expenses(a)	14,490	11,250	23,942	19,792
Employee compensation(b)	22,297	19,917	42,422	37,487
Occupancy expenses	10,233	9,864	19,436	18,159
Other segment expenses(c)	9,191	7,415	16,628	14,121
Depreciation of property and equipment	4,036	2,806	7,988	5,458
Amortization of definite-lived intangible assets	209	210	419	419
Stock-based compensation expense	1,795	259	25,866	568
Interest expense	3,543	4,035	6,814	8,187
Income tax expense	4,697	2,360	792	434
Plus:
Interest income	185	414	498	1,069
Other segment items	1,345	308	1,282	235
Segment net income	$12,408	$6,915	$260	$1,364
(a)Amounts are exclusive of depreciation and amortization expense as well as certain employee compensation and occupancy expenses.
(b)Amount is exclusive of stock-based compensation expense.
(c)Other segment expenses primarily include technology costs, professional fees, and other general and administrative expenses.
17.    Geographic Information
The Company operated in the United States and internationally for the 13 and 26 weeks ended June 27, 2026 and June 28, 2025. Net revenues from retail stores are attributed to the geographic area in which the store is located, while net revenues from e-commerce and wholesale are attributed based on the customer's shipping destination.
The following table lists net revenues by geographic area:

	13 Weeks Ended		26 Weeks Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

United States	$123,986	$102,229	$216,423	$175,138
Rest of the world	31,247	22,844	51,110	36,026
Total net revenues	$155,233	$125,073	$267,533	$211,164

The following table lists long-lived assets by foreign geographic area:

	As of
(in thousands)	June 27, 2026	December 27, 2025

United States	$80,271	$75,971
Rest of the world	8,954	7,375
Total property and equipment, net	$89,225	$83,346
The following table lists right-of-use assets by foreign geographic area:

	As of
(in thousands)	June 27, 2026	December 27, 2025

United States	$157,710	$150,316
Rest of the world	19,231	17,379
Total right-of-use assets	$176,941	$167,695
18.    Subsequent Events
Initial Public Offering
On July 31, 2026, the Company completed its IPO, pursuant to which the Company issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. The Company received aggregate proceeds of approximately $132.2 million from the IPO, after deducting the underwriting discount of $10.0 million. On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The Company did not receive any proceeds from the sale of these shares. Upon the completion of the IPO, the Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share.
Following the IPO, the Company used $110.0 million of the net proceeds for the partial repayment of term loans under the Credit Agreement and $8.5 million to repurchase shares of common stock and outstanding stock options from certain existing stockholders and employees. The remaining proceeds will be used to pay for expenses associated with the IPO and for general corporate purposes.

2026 Omnibus Incentive Plan

Effective July 29, 2026, the Company adopted the 2026 Omnibus Incentive Plan (the “2026 Plan”), pursuant to which the Company and its affiliates’ employees, consultants and directors will be eligible to receive incentive awards. The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards, in each case intended to align the interests of participants with those of the Company’s stockholders. In connection with the 2026 Plan, 5,316,858 shares of the Company’s common stock were reserved for issuance.
On July 29, 2026, the Board of Directors granted stock options to purchase approximately 0.8 million shares under the 2026 Plan. One-third of such options vest on the first anniversary of the grant date, with the remaining two-thirds vesting in eight equal quarterly installments thereafter, subject to continued service through the applicable vesting dates. The Board of Directors also granted approximately 2.7 million RSUs to certain employees, officers and directors under the 2026 Plan, with vesting terms ranging up to three years.

In addition, the Board of Directors granted 300,000 performance-based RSUs to Hali Borenstein, the Company’s Chief Executive Officer (the “Borenstein Performance Award”). The Borenstein Performance Award is eligible to vest based on the achievement of specified stock price targets during the five-year period following the grant date. The award is divided into six tranches, each of which is subject to a separate, progressively higher stock price target. Achievement of the applicable stock price targets will be assessed quarterly, and a target will be deemed achieved if the daily volume-weighted average trading price of the Company’s common stock over any 60 consecutive trading days equals or exceeds the applicable stock price target. The stock price targets range from 1.75 times to 3.0 times the Company’s initial public offering price of $15.00 per share. Depending on the level of achievement of the applicable performance conditions, the payout under the Borenstein Performance Award may range from 0% to 200% of the target number of RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our annual audited consolidated financial statements and the related notes thereto for the fiscal year ended December 27, 2025 contained in our final prospectus (the “IPO Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2026 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions and beliefs, which involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
All references to the “Company,” “Reformation,” “we,” “our” and “us,” unless the context otherwise requires, are to Reformation Inc., a Delaware corporation, and its consolidated subsidiaries and all references to the “Issuer” are only to Reformation Inc.
Overview
Reformation is a premium sustainable womenswear brand built to challenge the conventional fashion model and reimagine how brands interact and engage with customers. Our goal is to have a positive impact on people and the planet while delivering both impressive financial and environmental results.
We believe we are the largest sustainable womenswear brand on the planet and we operate within the highly fragmented fashion industry. With approximately 1,204,000 Active Customers (as defined below) in the United States as of June 27, 2026, and an estimated 94 million women aged 18-60 in the United States, our implied penetration is approximately 1%, highlighting the large opportunity ahead. We believe we are well positioned to capture significant growth over the long term. Our path forward is clear: we intend to grow by increasing our distribution through both our direct-to-consumer (“DTC”) and wholesale channels, expanding our product assortment within existing and new product categories, growing in international markets, and driving operational excellence.
Initial Public Offering

On July 31, 2026, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We received aggregate proceeds of approximately $132.2 million from the IPO, after deducting the underwriting discount of $10.0 million.
Key Factors Affecting Our Performance
We measure our business using both financial and operating metrics. We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and in “Risk Factors.”
Overall Economic Trends
The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote consumer spending across our channels, while economic weakness may have a negative effect. Macroeconomic factors that can affect consumer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates and inflation.

All the products and materials that we import are subject to import taxes and duties, including tariffs. Since the beginning of 2025, the U.S. government has imposed incremental tariffs, including International Emergency Economic Powers Act (“IEEPA”) tariffs, at varying rates on certain imports. There has been significant volatility in U.S. tariff and customs policy, and trade negotiations between the United States and other countries are ongoing. If tariffs on countries from which we source products increase further, it may increase our cost of sales, and similar to all other potential cost increases, we may pass a portion of these costs through to customers. For additional information on related risks, please see “Risk Factors.”
We have undertaken, and continue to evaluate, a series of actions and initiatives intended to mitigate the impact of tariffs, including diversifying our supply chain, engaging in cost-sharing discussions with our vendors, optimizing our product import logistics, and selectively adjusting product pricing. These mitigation efforts may take significant investment and time to implement. Ultimately, these efforts may not yield the intended results or be as effective as tariff policy changes, and could have adverse impacts on our business, financial condition and results of operations.
Ability to Increase Brand Awareness
As a lifestyle brand operating primarily in e-commerce and physical retail environments, we seek to establish and expand a strong brand presence in a competitive market. We deploy a deliberate and disciplined approach to brand building and marketing investment that leverages a combination of direct marketing, digital media, new store openings, wholesale expansion and strategic partnerships to reach new audiences and brand positioning across regions.
We believe that continued investment in brand awareness can support customer acquisition and retention, which contributes to revenue growth. We invest in innovative marketing strategies and use data analytics to evaluate the effectiveness of these initiatives. Our goal is to establish our brand as a leader in the fashion industry, recognized for quality, style, sustainability, and commitment to making our customers look and feel good.
Customer Acquisition
Our growth will depend in part on our ability to cost-effectively attract new customers. To continue to grow profitably, we intend to acquire new customers, retain those customers, drive repeat purchases and ultimately increase Active Customers and DTC Net Revenue per Customer at a reasonable cost. As of June 27, 2026, our total Active Customer base was approximately 1.2 million compared to 1.0 million as of the second quarter of 2025, reflecting continued customer acquisition and retention.
We invest in brand building and marketing across a range of channels to acquire new customers. It is important that the cost of these efforts remain aligned with the net revenue and contribution margin we expect to generate from the customers acquired through such initiatives. We take an integrated approach to acquiring new customers, evaluating performance across channels to inform our marketing investments and optimize return.
Customer Retention and Repeat Purchase Rate
Our continued success depends in part on our ability to retain and drive repeat purchases from our returning customers. In addition to investments in brand and marketing, we invest in our products, merchandising, and overall customer experience to promote long-term customer retention and repeat purchases. We track the retention, spend, and repeat purchase behavior of new customers over time from their initial purchase. These metrics provide insights into the effectiveness of our retention strategies and help us to identify areas for improvement.
Sourcing and Supply Chain Management
Effective sourcing and supply chain management are central to our ability to deliver high-quality products to our customers in a timely manner. Our cost of goods is primarily comprised of the procurement of finished goods and raw materials, labor-related expenses, and associated import costs.
We have established strong relationships with a diversified network of suppliers, both domestically and internationally. We are committed to the highest levels of ethical sourcing and sustainable business practices throughout our supply chain and require adherence to our Preferred Partners Guide, which sets standards for environmental practices and labor conditions. By incorporating sustainable materials and processes into our product offerings, we aim to meet the growing consumer demand for sustainable fashion.

We closely monitor key performance indicators related to our sourcing and supply chain management, including lead times, on-time rates, quality, and initial markups. These metrics provide valuable insights into the efficiency of our operations and help us identify areas for improvement. Production speed is important to our ability to respond to changing consumer demand. We utilize robust reporting and maintain close collaboration with our vendor partners to monitor development and production timelines, enabling disciplined execution.
Inventory Management
Effective inventory management is essential to our operations and plays a crucial role in our ability to meet customer demand while optimizing costs. As an apparel and accessories company operating primarily in our DTC channel, we recognize that maintaining the right balance of inventory is vital to our success. We utilize thorough inventory management systems and rigorous analytics to monitor inventory levels, sales trends, and customer preferences. This allows us to optimize our inventory mix, ensuring that we have the right products available at the right time. By analyzing historical sales data and market trends, we can make informed decisions about reordering and selling out of various styles. Accurate demand forecasting is central to minimizing excess inventory and stockouts. This proactive approach enables us to align our inventory levels with anticipated customer demand, reducing the risk of overstocking or understocking.
Seasonality
Our business does not exhibit the same seasonal patterns as traditional retailers, which typically generate a significant portion of net revenue in the holiday quarter. Historically, we have experienced increased sales during the early spring and summer months, resulting in higher net revenue in the second fiscal quarter compared to the first fiscal quarter. The third fiscal quarter typically sees a moderate increase in net revenue relative to the second fiscal quarter, given the timing of one of our twice-yearly promotional events beginning in August. We expect this seasonality to continue in future years, subject to the timing and structure of our promotional sales strategy, including our twice-yearly promotional sales event and our annual Black Friday Cyber Monday promotion. Our operating income has reflected these historical quarterly trends as a significant portion of our expenses are relatively fixed in the short term.
Fiscal Calendar
We operate on a 52/53-week fiscal year convention whereby our fiscal year ends on the last Saturday in December of each year, such that each quarterly period will be 13 weeks in length, except during a 53-week year when the fourth quarter will be 14 weeks. Fiscal 2026 will end on December 26, 2026 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on December 27, 2025.
Key Operating Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operating metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. The following table summarizes our key operating metrics for the periods presented:

	13 Weeks Ended
($ in thousands except DTC Net Revenue per Customer)	June 27, 2026	June 28, 2025
Active Customers(1) (as of the end of period)	1,204,000	980,000
DTC Net Revenue per Customer(2)	$417	$423
Store Count(3) (as of the end of period)	70	53
Gross margin(4)	66.7%	64.4%
_____________________________________________________
(1)We define an Active Customer as a unique customer who has placed at least one order through our e-commerce platform or retail or outlet stores within the last rolling 12 months (excluding retail concession customers, employee orders, gift-card only orders, and face mask only orders, as purchased during the COVID-19 pandemic).
(2)We calculate DTC Net Revenue per Customer by dividing our DTC net revenue by the number of customers counted within the period in which an item in their purchase has shipped. As of June 27, 2026 and June 28, 2025, the number of customers was 1,202,000 and 978,000, respectively.
(3)We define Store Count as the total number of retail or outlet stores open at the end of a given period, excluding temporary store locations designated as pop-ups (which are typically open for one year or less) and our concession locations (“shop-in-shop”).
(4)We define gross margin as gross profit as a percentage of net revenue.

Active Customers
The number of Active Customers is a key operating metric that we use to assess the reach of our direct channel, including both our e-commerce platform and physical stores, as well as the resonance of our brand and product offering. We define an Active Customer as a unique customer who has placed at least one order through our e-commerce platform or retail or outlet stores within the last rolling 12 months (excluding retail concession customers, employee orders, gift-card only orders, and face mask only orders, as purchased during the COVID-19 pandemic). While we devote effort to identify customers who may have created duplicate profiles and consolidate profiles, this number may still contain duplicate profiles and may include accounts utilized by multiple individuals in a single household.
The number of Active Customers has increased steadily over time as we attract new customers and retain returning customers. As of June 27, 2026, our total Active Customer base was approximately 1.2 million compared to 1.0 million as of the second quarter of 2025, an increase of 23%, as we continued to acquire and retain customers efficiently and expanded our store footprint from 53 stores to 70 stores over the same time period. This growth is a function of rising brand awareness driven by new store openings, international expansion, product category extension, continued marketing efforts, and the retention of returning customers.
DTC Net Revenue per Customer
DTC Net Revenue per Customer is a key operating metric that reflects our ability to grow the average value of our customers on a trailing 12-month basis, which is key to understanding broader revenue growth trends. This metric is calculated by dividing our DTC net revenue by the number of customers counted within the period in which an item in their purchase has shipped. As of the second quarter of 2026 and the second quarter of 2025, the number of customers was 1,202,000 and 978,000, respectively. We use DTC Net Revenue per Customer to evaluate trends in customer spending behavior, including the extent to which customers engage with our brand across our assortment and shop across our omnichannel platform, and to assess the effectiveness of our sales strategies, marketing efforts, and customer engagement initiatives.
We continuously monitor our DTC Net Revenue per Customer and analyze trends over time to identify opportunities for improvement. DTC Net Revenue per Customer for the second quarter of 2026 was $417, compared to $423 in the second quarter of 2025, a decrease of 1.4%. The expansion of our customer base through new customer acquisition will have a dilutive impact on our total DTC Net Revenue per Customer in the year in which they are acquired. New customers typically have a lower initial spend compared to our returning customers. As customer cohorts mature, we generally observe increases in customer spend and purchase frequency over time. As we continue to refine our strategies to enhance DTC Net Revenue per Customer, we are focused on the following initiatives:
•Scaling our channel distribution both domestically and internationally to offer customers an omni-experience and increased access to interact and shop with our brand;
•Expanding our product offerings across occasions and categories, through growth of existing categories, launching new categories and offering exclusive collections and collaborations that resonate with our target audience; and
•Increasing customer retention and order frequency through loyalty initiatives, personalized shopping experiences and other tailored marketing strategies.
By focusing on increasing DTC Net Revenue per Customer, we aim to improve our overall financial performance and create long-term value for our shareholders. We believe that a strong emphasis on customer engagement, product quality and breadth, and personalized experiences will position us for sustainable growth in the competitive apparel and accessories market.
Store Count
Store Count is a key growth lever that reflects the scale of our owned, physical retail presence and our ability to reach consumers across markets. We define Store Count as the total number of retail or outlet stores open at the end of a given period, excluding temporary store locations designated as pop-ups (which are typically open for one year or less) and our concession locations (“shop-in-shop”). As of the second quarter of 2026, we had 67 full-price stores and three outlets. We regularly review the productivity of our stores and from time to time may decide to close a store due to, among other factors, underperformance, shift in consumer traffic trends, performance of retail hub in which a store is a part of or changes in local customer and other retail demographics. Our results of operations have been, and will continue to be, affected by the timing and number of stores that we operate. The following chart represents our Store Count.

	26 Weeks Ended
	June 27, 2026	June 28, 2025
Beginning of Period	64	50
New Store Openings	6	4
Store Closures	-	1
End of Period	70	53
Our store locations remain a key part of our growth strategy, and we view them as a valuable tool in helping us build our brand awareness as well as enabling our omnichannel capabilities. Our stores serve as valuable marketing vehicles for introducing new customers to our brand and driving repeat purchases and, in turn, positively impact Active Customers and DTC Net Revenue per Customer.
Gross Margin
We define gross margin as gross profit as a percentage of net revenue. Gross profit is equal to our net revenue less cost of goods sold. Cost of goods sold consists of all material, labor, and overhead costs incurred to manufacture or purchase merchandise sold to customers. Cost of goods sold also includes import duties, other taxes, inbound freight costs, storage costs during the manufacturing process, inventory valuation adjustments, shrinkage, and other miscellaneous costs.
Gross margin is impacted by the average price and volume of the products that we sell through our two channels and the impact of our twice-yearly promotional sales events and Black Friday Cyber Monday event.
Certain of our competitors and other retailers define cost of goods sold differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.
Other Items
The following table provides a summary of our other items from continuing operations and the related favorable (unfavorable) impact on our gross margin ratio and selling, general, and administrative (“SG&A”) ratio:

	13 Weeks Ended		26 Weeks Ended
($ in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gross margin
Tariffs(1)	$-	$(5,599)	$-	$(5,712)
Tariff refund(2)	-	-	10,154	-
Total Other Items	$-	$(5,599)	$10,154	$(5,712)
Impact on gross margin ratio	-%	(4.5)%	3.8%	(2.7)%
Selling, general, and administrative expenses
Los Angeles Distribution Center costs(3)	$(406)	$(1,943)	$(862)	$(3,801)
IPO-related executive bonuses and CFO transition expenses(4)	(150)	(753)	(600)	(953)
Department store customer bankruptcy(5)	(15)	(139)	90	(581)
Total Other Items	$(571)	$(2,835)	$(1,372)	$(5,335)
Impact on SG&A ratio	(0.4)%	(2.3)%	(0.5)%	(2.5)%
(1)Represents costs related to IEEPA tariffs imposed on imported goods. This does not reflect potential future tariffs that may be implemented as a result of various policy proposals currently under consideration by the President.
(2)Represents refunds submitted for IEEPA tariffs imposed on finished goods.
(3)Represents incremental costs incurred in connection with the transition of our company-operated distribution center to a larger leased facility, both located in Vernon, California, including the temporary overlapping rent and labor costs resulting from operating both facilities during the transition period.
(4)Represents incremental, one-time costs associated with IPO-related bonuses and Chief Financial Officer transition expenses.
(5)Reflects the expense arising from the bankruptcy of a significant department store customer, which is outside the Company’s normal credit loss experience and reflects a customer-specific event.

Components of Results of Operations
Net Revenue
We generate revenue through selling our wide array of apparel and accessories, including clothing, shoes, and bags. The Company recognizes net revenue for the sale of a product at the point in time when its performance obligation has been satisfied and control of the product has transferred to the customer. A customer is deemed to have control once they are able to direct the use and receive substantially all of the benefits of the product, which occurs generally upon shipment of the goods for wholesale or e-commerce customers and upon purchase by retail customers.
Net revenue transactions are generally comprised of a single performance obligation for each individual product sold to customers through direct-to-consumer, and wholesale channels. Net revenue is measured based on a transaction price, which is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods to the customer.
DTC represents net revenue primarily from the Company’s website and direct product sales made from retail stores located in the US, United Kingdom, Canada, and France. The Company manages and considers Online sales and Retail store sales as one collective DTC channel. Although sales data is captured separately at the transaction level, the Company reviews DTC channel performance on a combined basis for purposes of allocating resources and assessing customer behavior and business strategy. Wholesale and Other net revenue consists of sales made to third-party retailers such as department stores, online retailers and other wholesale partners, and other miscellaneous revenues such as sample sales and sales to distributors.
Net revenue in our DTC channel is driven by growth in the number of Active Customers and DTC Net Revenue per Customer. Net revenue in our Wholesale and Other channel is driven by the number of wholesale partners we sell to, the number of stores we are present in with each partner, and the average revenue per store.
Our focus on customer engagement drives our business and shapes how we evaluate net revenue performance. We measure our success through increases in Active Customer count and the depth of their spend, as measured by DTC Net Revenue per Customer. Because we manage a diverse array of products with thousands of SKUs at a broad range of price points, we believe analyzing volume and price does not provide a meaningful reflection of how we actively manage growth.
Shipping and Handling Fees and Costs
Shipping and handling fees charged to customers are included in net revenues. Revenue is recognized and cost is accrued when control is transferred to the customer. Freight costs associated with shipping merchandise to and from customers are recorded within selling, general and administrative expenses.
Cost of Goods Sold
Cost of goods sold includes all material, labor, import-related costs, and overhead costs incurred to manufacture or purchase the inventory. Cost of goods sold also includes other taxes, inbound freight costs, warehouse storage costs, inventory valuation adjustments, shrinkage, and other miscellaneous costs.
We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix from customer preferences, fluctuations in landed costs, and resulting demand and management of our inventory and merchandise mix. As we continue to grow, we expect our cost of goods sold to increase with revenue due to an increased number of orders and higher input costs, including the impact of tariffs. However, we maintain a geographically diverse supply chain that enables us to quickly adjust to optimize our cost of goods.
Gross Profit and Gross Margin
Gross profit represents net revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenue. Over the past five years we have maintained an average gross margin above 60%. However, gross margin may fluctuate in the future based on a number of factors, including the average price and volume at which we sell our products through our two channels, level of discounting, and cost at which we can obtain, transport and manufacture our inventory, including the impact of tariffs.

Marketing Expenses
Marketing expenses consist of brand and performance marketing, including digital content, editorial content, public relations, customer insights, as well as other marketing and advertising costs. We expect our marketing expenses to increase in absolute dollars over time and to fluctuate as a percentage of net revenue depending on the timing of major marketing campaigns and the anticipated growth of our business.
Selling, General and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and store employees, costs associated with shipping merchandise to our stores and customers, information technology, credit card processing fees, lease and other operating costs for stores and corporate facilities, legal, a portion of depreciation of property and equipment, amortization of intangible assets, and other administrative costs associated with operating the business. We expect our SG&A to increase in absolute dollars over time and to fluctuate as a percentage of net revenue due to the anticipated growth of our business and additional costs associated with being a public company. Additionally, in the event of a change of control, we will recognize accelerated stock-based compensation expenses related to our RSUs. For further information, see the section titled “—Critical Accounting Policies and Estimates.”
Interest Expense
Interest expense primarily consists of interest expense associated with our Credit Agreement.
Interest Income
Interest income consists primarily of interest generated from our cash and cash equivalents balances, and is recognized as earned. We expect our interest income to fluctuate based on our future bank balances and fluctuating interest rates.
Other Income, Net
Other income, net, consists primarily of realized and unrealized gains and losses from foreign currency transactions and other income and expenses that are not part of our core operations. We expect our other income, net, to fluctuate primarily based on changes in the prevailing exchange rates between the U.S. dollar and the currencies of our international markets.
Income Tax Provision
Income tax provision consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Results of Operations
Comparison of the Thirteen Weeks Ended June 27, 2026 and June 28, 2025
The following tables set forth our consolidated statements of operations data for the periods presented and as a percentage of net revenue.

	13 Weeks Ended				Change
(in thousands except percentages)	June 27, 2026	June 27, 2026	June 28, 2025	June 28, 2025	$	%
Net revenue	$155,233	100.0%	$125,073	100.0%	$30,160	24.1%
Cost of goods sold	51,761	33.3	44,507	35.6	7,254	16.3
Gross profit	103,472	66.7	80,566	64.4	22,906	28.4
Operating expenses
Marketing expenses	14,490	9.3	11,250	9.0	3,240	28.8
Selling, general, and administrative expenses	69,958	45.1	56,728	45.4	13,230	23.3
Total operating expenses	84,448	54.4	67,978	54.4	16,470	24.2
Income from operations	19,024	12.3	12,588	10.1	6,436	51.1
Other (expense) income
Interest expense	(3,543)	(2.3)	(4,035)	(3.2)	492	(12.2)
Interest income	185	0.1	414	0.3	(229)	(55.3)
Other income, net	1,439	0.9	308	0.2	1,131	367.2
Total other (expense) income	(1,919)	(1.2)	(3,313)	(2.6)	1,394	(42.1)
Income (loss) before income taxes	17,105	11.0	9,275	7.4	7,830	84.4
Income tax provision	4,697	3.0	2,360	1.9	2,337	99.0
Net income	$12,408	8.0%	$6,915	5.5%	$5,493	79.4%
Net Revenue

	13 Weeks Ended		Change
($ in thousands)	June 27, 2026	June 28, 2025	$	%
Direct-to-consumer (DTC)	$135,324	$111,682	$23,642	21.2%
Wholesale and Other	19,909	13,391	6,518	48.7
Net revenue	$155,233	$125,073	$30,160	24.1%
Net revenue increased $30.2 million, or 24.1%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. This increase was driven by an increase in DTC net revenue of $23.6 million, or 21.2%, and an increase in Wholesale and Other net revenue of $6.5 million, or 48.7%.
DTC net revenue grew 21.2% for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The increase was driven by an increase in Active Customers during the quarter of 22.9%, partially offset by a reduction of DTC Net Revenue per Customer of 1.4%. The growth in Active Customers was driven by an increase in customer retention and an increase in new customers. DTC Net Revenue per Customer declined primarily as a result of the increase in newly acquired customers that typically enter the brand at initially lower spend levels.
Wholesale and Other net revenue grew 48.7% for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025, driven by increased demand from our existing wholesale partners.
Cost of Goods Sold, Gross Profit, and Gross Margin

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Cost of goods sold	$51,761	$44,507	$7,254	16.3%
Gross profit	$103,472	$80,566	$22,906	28.4%
Gross margin	66.7%	64.4%		2.3%

Cost of goods sold increased by $7.3 million, or 16.3%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The increase in dollar terms was primarily due to increased sales volume offset by reduced product costs as a result of a lower tariff environment.
Gross profit increased by $22.9 million, or 28.4%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The increase was driven by an increase in revenue and lower product acquisition costs.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased from 64.4% for the thirteen weeks ended June 28, 2025, to 66.7% for the thirteen weeks ended June 27, 2026. The increase was primarily driven by lower average tariff rates and higher average unit retail, partially offset by accelerated growth in the wholesale channel.
Operating Expenses

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Marketing expenses	$14,490	$11,250	$3,240	28.8%
Selling, general, and administrative expenses	69,958	56,728	13,230	23.3
Total operating expenses	$84,448	$67,978	$16,470	24.2%
As a percentage of net revenue	54.4%	54.4%
Total operating expenses increased by $16.5 million, or 24.2%, during the second quarter of 2026 when compared to the second quarter of 2025. The increase in total operating expenses was primarily driven by increases in selling, general and administrative expenses.
Marketing expenses
Marketing expenses increased $3.2 million, or 28.8%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. As a percentage of net revenue, marketing expenses increased from 9.0% of net revenue for the thirteen weeks ended June 28, 2025 to 9.3% of net revenue for the thirteen weeks ended June 27, 2026, due to timing of spend in partnership campaigns and events.
Selling, general, and administrative expenses
SG&A expenses increased $13.2 million, or 23.3%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The increase was driven primarily by increased selling and shipping expenses of $6.1 million due to higher sales volume. Additionally, compensation and related benefits increased by $2.4 million due to increased corporate payroll and new store additions.
As a percentage of net revenue, SG&A expenses were approximately 45.1% and 45.4% for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. The 30 basis points of SG&A improvement was the result of leverage on payroll expense and the lapping of costs associated with the relocation of our LA distribution center. The other items identified earlier in this section were approximately 0.4% and 2.3% for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively.

Interest Expense

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Interest expense	$(3,543)	$(4,035)	$492	(12.2)%
Interest expense decreased by $0.5 million, or 12.2%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The decrease in interest expense was primarily due to lower average borrowings outstanding under the Existing Credit Facilities.

Interest Income

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Interest income	$185	$414	$(229)	(55.3)%
Interest income decreased $0.2 million, or 55.3%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The decrease was driven by lower interest income due to lower average cash and cash equivalents balance during the quarter.
Other (Expense) Income, Net

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Other (expense) Income, net	$1,439	$308	$1,131	367.2%
Total other (expense) income, net, increased by $1.1 million, or 367.2%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. The increase was driven by insurance proceeds and increased foreign exchange transaction gains during the quarter.
Income Tax Provision

($ in thousands)	13 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Income tax provision	$4,697	$2,360	$2,337	99.0%
Effective tax rate	27.5%	25.4%		2.1%
Income tax expense increased by $2.3 million, or 99.0%, for the thirteen weeks ended June 27, 2026, compared to the thirteen weeks ended June 28, 2025. Our effective tax rate increased from 25.4% for the thirteen weeks ended June 28, 2025, to 27.5% for the thirteen weeks ended June 27, 2026. The increase in income tax expense was primarily driven by the increase in pre-tax income. The increase in the effective tax rate was primarily due to a discrete tax expense related to the increase in reserves for uncertain tax positions associated with an ongoing tax examination.

Results of Operations
Comparison of the 26 Weeks Ended June 27, 2026 and June 28, 2025
The following tables set forth our consolidated statements of operations data for the periods presented and as a percentage of net revenue.

	26 Weeks Ended				Change
(in thousands except percentages)	June 27, 2026	June 27, 2026	June 28, 2025	June 28, 2025	$	%
Net revenue	$267,533	100.0%	$211,164	100.0%	$56,369	26.7%
Cost of goods sold	85,064	31.8	78,720	37.3	6,344	8.1
Gross profit	182,469	68.2	132,444	62.7	50,025	37.8
Operating expenses
Marketing expenses	23,942	8.9	19,792	9.4	4,150	21.0
Selling, general, and administrative expenses	152,342	56.9	103,971	49.2	48,371	46.5
Total operating expenses	176,284	65.9	123,763	58.6	52,521	42.4
Income (loss) from operations	6,185	2.3	8,681	4.1	(2,496)	(28.8)
Other (expense) income
Interest expense	(6,814)	(2.5)	(8,187)	(3.9)	1,373	(16.8)
Interest income	498	0.2	1,069	0.5	(571)	(53.4)
Other income, net	1,183	0.4	235	0.1	948	403.4
Total other (expense) income	(5,133)	(1.9)	(6,883)	(3.3)	1,750	(25.4)
Income (loss) before income taxes	1,052	0.4	1,798	0.9	(746)	(41.5)
Income tax provision	792	0.3	434	0.2	358	82.5
Net income (loss)	$260	0.1%	$1,364	0.6%	$(1,104)	(80.9)%
Net Revenue

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Direct-to-consumer (DTC)	$233,749	$186,378	$47,371	25.4%
Wholesale and Other	33,784	24,786	8,998	36.3
Net revenue	$267,533	$211,164	$56,369	26.7%
Net revenue increased $56.4 million, or 26.7%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. This increase was driven by an increase in DTC net revenue of $47.4 million, or 25.4%, and an increase in Wholesale and Other net revenue of $9.0 million, or 36.3%.
DTC net revenue grew 25.4% for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase was driven by an increase in Active Customers during the quarter of 22.9%, partially offset by a reduction of DTC Net Revenue per Customer of 1.4%. The growth in Active Customers was driven by an increase in customer retention and an increase in new customers. DTC Net Revenue per Customer declined primarily as a result of the increase in newly acquired customers that typically enter the brand at initially lower spend levels, and the timing of customer shipments.
Wholesale and Other net revenue grew 36.3% for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025, driven by increased demand from our existing wholesale partners.
Cost of Goods Sold, Gross Profit, and Gross Margin

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Cost of goods sold	$85,064	$78,720	$6,344	8.1%
Gross profit	$182,469	$132,444	$50,025	37.8%
Gross margin	68.2%	62.7%		5.5%
Cost of goods sold increased by $6.4 million, or 8.1%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase in dollar terms was driven by an increase in revenue, partially offset by a $12.3 million reduction to cost of goods sold related to our refund of tariffs paid under IEEPA on imported goods for which we were importer of record. Of this $12.3 million, $10.2 million related to sales recorded in fiscal 2025.
Gross profit increased by $50.0 million, or 37.8%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase was driven by an increase in revenue and lower product acquisition costs.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased from 62.7% for the 26 weeks ended June 28, 2025, to 68.2% for the 26 weeks ended June 27, 2026. The 550 basis points increase was primarily due to the recognition of a receivable for a refund of IEEPA tariffs on imported goods, of which 381 basis points related to sales recorded in 2025. The remaining basis points increase was primarily driven by lower average tariff rates and strong full-price selling.
Operating Expenses

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Marketing expenses	$23,942	$19,792	$4,150	21.0%
Selling, general, and administrative expenses	152,342	103,971	48,371	46.5
Total operating expenses	$176,284	$123,763	$52,521	42.4%
As a percentage of net revenue	65.9%	58.6%		7.3%
Total operating expenses increased by $52.5 million, or 42.4%, during the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase in total operating expenses as a percentage of net revenue was driven by increases in selling, general and administrative expenses.
Marketing expenses
Marketing expenses increased $4.2 million, or 21.0%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. As a percentage of net revenue, marketing expenses decreased from 9.4% of net revenue for the 26 weeks ended June 28, 2025 to 8.9% of net revenue for the 26 weeks ended June 27, 2026, driven by increased efficiencies in marketing spend.
Selling, general, and administrative expenses
SG&A expenses increased $48.4 million, or 46.5%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase was primarily due to the impact of a stock-based compensation modification during the 26 weeks ended June 27, 2026, which resulted in compensation expense of $23.8 million. The remaining increase was driven by increased selling and shipping expenses of $12.4 million due to higher sales volume. Additionally, compensation and related benefits increased by $4.9 million due to increased corporate payroll and new store additions.
As a percentage of net revenue, SG&A expenses were approximately 56.9% for the 26 weeks ended June 27, 2026, compared to 49.2% for the 26 weeks ended June 28, 2025, primarily due to the impact of stock-based compensation modification during the 26 weeks ended June 27, 2026. As a percentage of net revenue, the other items identified earlier in this section were approximately 0.5% and 2.5% for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

Interest Expense

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Interest expense	$(6,814)	$(8,187)	$1,373	(16.8)%
Interest expense decreased by $1.4 million, or 16.8%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The decrease in interest expense was primarily due to lower average borrowings outstanding under the Existing Credit Facilities.

Interest Income

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Interest income	$498	$1,069	$(571)	(53.4)%
Interest income decreased $0.6 million, or 53.4%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The decrease was driven by lower interest income due to lower average cash and cash equivalents balance during the 26 weeks ended June 27, 2026.
Other (Expense) Income, Net

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Other (expense) Income, net	$1,183	$235	$948	403.4%
Total other (expense) income, net, increased by $0.9 million, or 403.4%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. The increase was driven by insurance proceeds and increased foreign exchange transaction gains during the 26 weeks ended June 27, 2026.
Income Tax Provision

($ in thousands)	26 Weeks Ended		Change
	June 27, 2026	June 28, 2025	$	%
Income tax provision	$792	$434	$358	82.5%
Effective tax rate	75.3%	24.1%		51.2%
Income tax expense increased by $0.4 million, or 82.5%, for the 26 weeks ended June 27, 2026, compared to the 26 weeks ended June 28, 2025. Our effective tax rate increased from 24.1% for the 26 weeks ended June 28, 2025, to 75.3% for the 26 weeks ended June 27, 2026. The increase in income tax expense was primarily due to a discrete tax expense related to the increase in reserves for uncertain tax positions associated with an ongoing tax examination. The effective tax rate increased compared with the prior-year period primarily because the prior year included a discrete tax benefit resulting from the remeasurement of the Company’s deferred tax assets and liabilities for changes in the state statutory rate.
Non-GAAP Financial Measures
In addition to our condensed consolidated financial statements, which are prepared in accordance with GAAP, we present certain non-GAAP measures in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance.
The following table summarizes our key financial metrics and non-GAAP financial measures for the periods presented:

	13 Weeks Ended		26 Weeks Ended
($ in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenue	$155,233	$125,073	$267,533	$211,164
Net income	$12,408	$6,915	$260	$1,364
Adjusted EBITDA(1)	$25,423	$16,516	$41,279	$16,194
Adjusted EBITDA margin(2)	16.4%	13.2%	15.4%	7.7%
________________________________________________________
(1)We define Adjusted EBITDA as net income before interest, taxes, and depreciation and amortization as further adjusted for stock compensation expense, transaction costs, and other costs not indicative of our ongoing core operations.
(2)We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net revenue.

Adjusted EBITDA and Adjusted EBITDA margin
We define Adjusted EBITDA as net income before interest, taxes, and depreciation and amortization as further adjusted for stock compensation expense, transaction costs, and other costs not indicative of our ongoing core operations. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA and Adjusted EBITDA margin in the same manner. We present Adjusted EBITDA and Adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe that both measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Management uses Adjusted EBITDA and Adjusted EBITDA margin:
•as measurements of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, since they remove the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections; and
•to evaluate the performance and effectiveness of our operational strategies.
By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives.
Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as alternatives to, or substitutes for net income or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance. Some of the limitations are:
•Adjusted EBITDA does not reflect all our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, Adjusted EBITDA and Adjusted EBITDA margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of interest, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, transaction costs, and other costs. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal results of operations and results of operations of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following our IPO. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP measure, net income, for the periods presented:

	13 Weeks Ended		26 Weeks Ended
($ in thousands)	June 27,2026	June 28,2025	June 27,2026	June 28,2025
Net income	$12,408	$6,915	$260	$1,364
Interest and other expense (income)	1,919	3,313	5,133	6,883
Provision for income taxes	4,697	2,360	792	434
Depreciation and amortization	4,245	3,015	8,407	5,876
Stock-based compensation expense(1)	1,795	259	25,866	568
Transaction costs(2)	-	393	375	768
Legal costs(3)	349	149	420	162
Other one-time costs(4)	10	112	26	139
Adjusted EBITDA	$25,423	$16,516	$41,279	$16,194

Net revenue	$155,233	$125,073	$267,533	$211,164
Net income margin	8.0%	5.5%	0.1%	0.6%
Adjusted EBITDA margin	16.4%	13.2%	15.4%	7.7%
_______________________________________________________
(1)Represents non-cash expenses primarily related to equity-based compensation programs, which may vary significantly from period to period depending on various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, modifications or settlements of awards, and the impact of repurchases of awards from employees.
(2)Represents costs incurred in connection with pursuing various strategic alternatives, including legal and accounting costs directly attributable to preparing for an IPO, and other strategic sell side and investment alternatives.
(3)Represents one-time legal costs and settlements.
(4)Represents one-time costs directly attributable to activities that are not indicative of our ongoing core operations, including, but not limited to, system implementation and duplicative expenses associated with store relocation.
Liquidity and Capital Resources
As of June 27, 2026, we had cash and cash equivalents of $76.6 million. Our operations have been funded through cash flows from our operating activities, including the sale of our products.
Our primary liquidity requirements are to fund our operations and other general corporate purposes and to service our debt. Our ability to generate cash from our operations depends on our future operating performance, which is dependent, to some extent, on general economic, financial, competitive, market, legislative, regulatory and other factors, many of which are beyond our control, as well as other factors including those discussed in this section and the section entitled “Risk Factors.” We believe our existing cash and cash equivalents, funds available under our revolving credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

(in thousands)	As of
	June 27,2026	December 27, 2025
Cash and cash equivalents	$76,627	$65,473
Accounts receivable, net	$18,584	$18,407
Net working capital	$77,073	$54,769
Our future capital requirements will depend on many factors, including, but not limited to, revenue growth rate, growth in the number of stores, expansion of our geographies and product offerings, ability to execute new marketing initiatives, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. There can be no assurances that we will be able to raise additional capital. In the event additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when required or on favorable terms, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Credit Facility
On May 2, 2024, LYMI Inc., a wholly owned subsidiary of Reformation Inc., entered into a financing agreement with JPMorgan Chase Bank, N.A., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Royal Bank of Canada (the “Credit Agreement”), to secure a five-year term loan of $165.0 million (“Term Loan”) and a revolving line of credit (“Revolver”) with a maximum borrowing capacity of $30.0 million (together, the “Credit Facility”). Proceeds from the Term Loan were used to fund the Company’s share repurchase on May 2, 2024.
On June 17, 2026, the Company entered into an amendment to its Credit Agreement (the "Amendment"). The Amendment, among other things, (i) provided for an additional $52.0 million of term loan borrowing (ii) provided for an incremental $40.0 million delayed draw term loan facility, of which, $40.0 million was funded on June 17, 2026 (iii) extended the maturity date of the term loan facilities and the revolving credit facility to June 17, 2031, and (iv) revised the scheduled principal amortization of the term loan facilities to reduce required principal payments over the remaining term of the debt. Upon completion of the Amendment, the Company had $246.7 million of term loan borrowings outstanding on June 17, 2026. Borrowings under the Amended Term Loans bear interest at a variable rate based on SOFR plus an applicable margin.
The Credit Facility also contains customary representations and warranties, affirmative and negative covenants and restrictive covenants for facilities of this type. The restrictive covenants limit the borrower and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, make restricted payments, make cash payments on junior financing, make investments, merge, amalgamate or consolidate, dispose of assets, enter into transactions with affiliates and enter into sale and lease back transactions, in each case subject to customary materiality thresholds and other exceptions. The Credit Facility also provides for customary events of default. The obligations under the Credit Facility are guaranteed by REF Holdings, Inc. and certain of the borrower’s material, wholly owned domestic subsidiaries and secured by a first- priority lien on substantially all assets of REF Holdings, Inc., the borrower and certain of the borrower’s material, wholly owned subsidiaries, in each case, subject to certain customary exceptions and exclusions.
As of June 27, 2026 and December 27, 2025, the Company had $246.7 million and $158.8 million outstanding under its Term Loan, respectively, and no borrowings under its Revolver. In July 2026, the Company received aggregate proceeds of $132.2 million from the IPO, after deducting the underwriting discount of $10.0 million. The Company made a $110.0 million repayment on the Term Loan in August 2026 using proceeds from the Company’s IPO.
The borrower is subject to financial maintenance covenants which are measured on a quarterly basis. The borrower was in compliance with all financial covenants contained in its debt agreements as of June 27, 2026. See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	26 Weeks Ended
	June 27, 2026	June 28, 2025
Net cash provided by (used in) operating activities	$26	$(14,210)
Net cash used in investing activities	(13,216)	(21,060)
Net cash provided by (used in) financing activities	24,823	(2,023)
Effect of exchange rate changes on cash and cash equivalents	(479)	777
Net change in cash and cash equivalents	$11,154	$(36,516)
Cash Flows Provided By (Used In) Operating Activities
Net cash provided by operating activities was $26,000 for the 26 weeks ended June 27, 2026, which resulted from net income of $0.3 million, adjusted for non-cash charges of $44.4 million and net cash outflow of $44.6 million. Non-cash charges primarily consisted of depreciation and amortization expenses of $8.4 million, changes in operating lease right-of-use assets of $10.5 million, and stock-based compensation expense of $24.4 million. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses and deferred revenue totaling $5.0 million, offset by an increase in tariff receivables which was primarily attributable to the recognition of a $15.0 million receivable for IEEPA tariffs refunds on imported goods for which we were importer of record, prepaid expenses, and inventory to support the growth of our business.
Net cash used in operating activities was $14.2 million for the 26 weeks ended June 28, 2025, which resulted from net income of $1.4 million, adjusted for non-cash charges of $15.4 million and net cash outflow of $31.0 million. Non-cash charges primarily consisted of depreciation and amortization expenses of $5.9 million and changes in operating lease right-of-use assets of $8.8 million. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses and deferred revenue totaling $5.8 million, offset by the timing of collections of accounts receivable and vendor payments, and an increase in prepaid expenses, and inventory to support the growth of our business.
Cash Flows Used In Investing Activities
Our primary investing activities have consisted of purchases of property and equipment to support our distribution center relocation, store footprint expansion and our overall business growth. Purchases of property and equipment may vary from period-to-period due to timing of the expansion of our operations.
For the 26 weeks ended June 27, 2026 and June 28, 2025, net cash used in investing activities was $13.2 million and $21.1 million, respectively, which was primarily related to our investment in our relocated distribution center and the build-out of new stores.
Cash Flows (Provided by) Used In Financing Activities
Our financing activities primarily consist of repurchases of our common stock, proceeds from the exercise of stock options, dividend declarations, tax withholdings on share-based payment awards and borrowings and repayments related to the existing term loan and line of credit, when applicable.
For the 26 weeks ended June 27, 2026, net cash provided by financing activities was $24.8 million, which was primarily related to the principal payments of our term loan, debt issuance cost, and the payment of dividends declared, offset by $92.0 million in borrowings from the Credit Agreement.
For the 26 weeks ended June 28, 2025, net cash used in financing activities was $2.0 million, which was primarily related to the principal payments of our term loan.
Contractual Obligations and Commitments
Our operating lease commitments relate primarily to our store, warehouse, distribution and office locations. The Company’s lease terms may include options to extend or terminate the lease and are, therefore, included in the operating lease right-of-use assets and operating lease liabilities when such options are reasonably certain to be exercised. These leases expire on various dates through 2040. For additional discussion on our operating lease obligations, see Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The Term Loan Facility requires quarterly principal and interest payments, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 17, 2031. The Term Loan Facility may be prepaid in whole or in part prior to the maturity date and is subject to certain lender fees if converted, assigned, or paid on a day other than the end of the interest period. As of the second quarter of 2026, the outstanding principal balance under the Term Loan Facility was $246.7 million and the carrying value was $241.5 million, net of unamortized debt issuance costs of $5.2 million.
Purchase obligations primarily include agreements for a licensed platform with minimum usage commitments. Purchase obligations do not include agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain leases in lieu of a cash security deposit. We had issued letters of credit of $3.6 million as of the second quarter of 2026, under our Credit Facility. We did not have any other off-balance sheet arrangements as of the second quarter of 2026.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates disclosed in the IPO Prospectus. For additional information about our critical accounting policies and estimates, see the disclosure included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the IPO Prospectus as well as Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Emerging Growth Company Status
We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Foreign Exchange Risk
Our net revenue is primarily denominated in U.S. dollars, with some denominated in foreign currencies, and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates, particularly changes in the Canadian Dollar, Euro and British Pound, or weak economic conditions in foreign markets. We are exposed to changes in foreign currency rates as a result of our foreign operations and international suppliers from whom we purchase primarily in US dollars. Revenue and income generated by our operations in Canada, France and the United Kingdom will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. As of June 27, 2026, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
Interest Rate Risk
Our cash and cash equivalents as of June 27, 2026, consisted of $76.6 million in cash and cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Our exposure to interest rate risk is related to the Credit Facility. The Credit Facility bears interest based on floating reference rates. A 100 basis point increase in market interest rates would have a negative effect on net profit in the amount of $1.8 million for the quarter ended June 27, 2026. A 100 basis point decrease in market interest rates would have an approximately equal and opposite effect. The revolving credit facility is currently not utilized and therefore has no impact on interest costs at present.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q). Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses (as described below) in internal control over financial reporting that have not been remediated as of June 27, 2026.
Notwithstanding these identified material weaknesses, based on additional procedures and post-closing review, management concluded that the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Prior to our IPO, we have not historically prepared public company financial statements.

In connection with the audit of our 2025, 2024 and 2023 consolidated financial statements, we identified the following material weaknesses in our internal control over financial reporting:

•we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain evidence of the consistent execution of control activities across all significant business processes, including the preparation and review of account reconciliations and journal entries;

•we did not design and maintain an effective risk assessment and monitoring process. Specifically, we lacked a formal process related to identifying and analyzing risks of material misstatement in financial reporting and the monitoring of internal controls; and

•we did not design and maintain effective IT general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored, and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

Remediation Plan for Material Weaknesses
In order to address the material weaknesses, our management is taking the following remediation efforts:
•hiring and retaining additional accounting, finance and IT personnel with appropriate public company reporting and internal controls expertise;
•formalizing and documenting our internal control framework, including risk assessment and monitoring activities;
•designing and implementing enhanced review and approval controls over journal entries, account reconciliations, and financial reporting processes;
•strengthening segregation of duties through both procedural changes and system-based controls; and
•improving IT general controls, including controls over user access provisioning and termination, privileged access monitoring, change management, computer operations, and implementation of new technology.
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner and maintain a properly designed and effective system of internal controls over financial reporting and provide appropriate segregation of duties. Our remediation efforts are in progress as of June 27, 2026. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
In the ordinary course of conducting our business, from time to time we may become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors.
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report on Form 10-Q occurs, our business, operating results and financial condition could be materially harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q or other risks that we currently deem immaterial or that may be unknown to us.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•We rely on consumer discretionary spending, which may be adversely affected by economic uncertainty or downturns and other macroeconomic conditions, trends, or factors.
•If we fail to attract new customers, maintain or grow our returning customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects could be harmed.
•Our success depends on the strength of our brand and on our ability to maintain a strong community of engaged customers; if we are unable to maintain and enhance the value and reputation of our brand, or if we experience negative publicity, our business or reputation will be harmed, which could have a materially adverse effect on our financial condition and results of operations.
•If we are unable to anticipate and respond to changing consumer preferences and shifts in industry trends in a timely and cost-effective manner, our business, financial condition, and results of operations could be harmed.
•We utilize a range of marketing, advertising, and other initiatives to increase returning customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
•Failure to accurately forecast customer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows, and harm to our business.
•Existing and potential tariffs imposed by the United States or other governments, new trade restrictions, or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition, and results of operations.
•If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
•If we are unsuccessful in growing our e-commerce and retail channels and executing our expansion into new markets, our business, financial condition, results of operations, and growth prospects may suffer.
•We are subject to various federal and state employment and labor laws and regulations and increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.

•As a company that operates retail stores, we are subject to commercial real estate risks.
•We are subject to risks related to our sustainability activities and disclosures, including our commitment to certain sustainability criteria, which we call the Sustainability Framework, and our reputation and brand could be harmed by evolving disclosure requirements and expectations.
•Climate change and the evolving and varied expectations by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, financial condition, and results of operations.
•Our focus on using sustainable high-quality materials and reducing environmental impacts in our manufacturing processes and supply chain practices may increase our cost of revenue and hinder our net revenue growth.
•If we are unable to attract and retain qualified personnel, we may not be able to grow effectively or successfully operate our business.
•Our reliance on suppliers to provide materials for and to produce our products could cause problems in our supply chain, and failure of our suppliers to consistently provide high-quality materials and products could adversely affect our brand and reputation and cause our business, financial condition, and results of operations to suffer.
•We have operations and do business in China, which exposes us to risks inherent in doing business there.
•Shipping and delivery are critical parts of our business and any changes in, or disruptions to, our shipping and delivery arrangements could adversely affect our business, financial condition, and results of operations.
•The operations of our suppliers, most of which are located outside of the United States, are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
•Any material disruption of our information technology (“IT”) systems or unexpected network interruption could disrupt our business and reduce our sales.
•Our failure or inability to obtain, maintain, protect and enforce our intellectual property rights could diminish the value of our brand and weaken our competitive position.
•If sensitive information about our customers is actually or alleged to have been disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or similar incidents, our customers may curtail use of our website, we may be exposed to liability and our reputation could suffer.
•We are subject to federal, state, or foreign laws and regulations as well as our contractual obligations and industry requirements relating to privacy, data protection, and customer protection; the expansion of current or the enactment of new laws and regulations relating to privacy, data protection, and customer protection, or failure to comply with those laws or obligations, whether or not inadvertent, could materially adversely affect our business, financial condition, and results of operations.
•Government regulation of the internet and e-commerce continues to evolve and unfavorable changes or failure by us to comply with these regulations, whether or not inadvertent, could substantially harm our business, financial condition, and results of operations.
•We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses or otherwise maintain effective internal controls, we may not be able to accurately report our financial results of operations which may adversely affect investor confidence.
•Certain of our significant stockholders have significant influence over us, including significant influence over decisions that require the approval of stockholders, which may be inconsistent with the interests of our other stockholders.

Risks Related to Our Business, Brand, Products, and Industry
We rely on consumer discretionary spending, which may be adversely affected by economic uncertainty or downturns and other macroeconomic conditions, trends, or factors.
Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, actual or perceived risk of an economic recession, trade wars, increased tariffs and global trade instability, the availability and cost of consumer credit, government shutdowns, levels of unemployment and inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable, and discretionary spending may be subject to reductions as a result of significant increases in unemployment, financial market instability and uncertainties about the future. Unfavorable economic conditions, including an economic downturn or economic uncertainty in our current core markets, specifically in the United States, the United Kingdom, Canada and France, may lead consumers to delay or reduce purchases of our products. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, financial condition and results of operations.
If we fail to attract new customers, maintain or grow our returning customers, or maintain or increase sales to customers, our business, financial condition, results of operations, and growth prospects could be harmed.
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to attract new customers and continue to expand our customer base, we must appeal to and attract customers who identify with our products and our brand. If the number of people who are willing to purchase our products does not continue to increase, if we fail to deliver a high-quality shopping or customer experience, if we make products that our customers do not buy in sufficient quantities or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain returning customers, acquire new customers, and continue to grow our business may be harmed.
We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we maintain close ongoing relationships with key opinion leaders, including influencers, creators, editors, and celebrities, who support our brand and marketing efforts. Such campaigns are often the result of long-term investments in these relationships, involving significant time and resources from our brand and marketing teams as well as monetary consideration, and may not result in new customers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenue at the same rates as we have in the past. As of 2025, we have approximately 854,000 Active Customers in the United States. Globally, 78% of our repeat orders in 2025 contained more than one product category. If we are unable to acquire new customers who purchase products across categories in numbers sufficient to grow our business, our net revenue may decrease and our business, financial condition, and results of operations may be materially and adversely affected.
In addition, our future success depends in part on our ability to increase sales to our returning customers over time, as a significant portion of our direct channel net revenue is generated from sales to returning customers, particularly more loyal returning customers who are highly engaged and make frequent and/or large purchases of the products we offer. Nearly 70% of our DTC net revenue in 2025 was generated from returning customers and 54% of our customers acquired before 2025 have shopped with us more than once. If existing and/or loyalty customers no longer find our products appealing or are not satisfied with our customer experience, or if we are unable to update our products in a timely manner to meet current trends and customer demands, our returning customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.
If we are unable to continue to attract new customers or our returning customers decrease their spending on the products we offer or fail to make repeat purchases of our products, our business, financial condition, results of operations and growth prospects will be harmed.
Our success depends on the strength of our brand and on our ability to maintain a strong community of engaged customers; if we are unable to maintain and enhance the value and reputation of our brand, or if we experience negative publicity, our business or reputation will be harmed, which could have a materially adverse effect on our financial condition and results of operations.
The “Reformation” brand is integral to our business strategy and our ability to attract, engage, and retain customers. In 2025, we brought in approximately 75% of DTC new customers through unpaid marketing channels, an ability which we believe is largely powered by the strength and uniqueness of our brand and brand voice in the marketplace. As a result, our success depends on our ability to maintain and enhance the image, value, and recognition of our brand. Maintaining, promoting, and positioning our brand will depend largely on the success of our creative, design, and marketing efforts, including advertising, social media, celebrity campaigns, and collaborations with other brands or influencers, as well as our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, values, and environmental sustainability efforts.
Our brand, business and reputation could be adversely affected by any number of factors or events, including if our public image is tarnished by negative publicity due to our actions or those of persons associated with us (including employees, celebrities, influencers, brand partners or others who speak publicly or post on social media about our brand or our products, whether authorized or not), if we receive customer complaints or negative publicity related to our website, products, product delivery times, customer love or marketing efforts, if we fail to deliver innovative and high-quality products, if we face or mishandle a product recall or if we are subject to claims of “greenwashing” (e.g., misleading or deceptive claims related to our Sustainability Framework, goals or practices). For example, the organization known as People for the Ethical Treatment of Animals chose to label Reformation as “Greenwasher of the Year” in 2023 based on the use of animal-derived materials in some of our products. This type of response can adversely affect our public image, brand and reputation. Further, our brand and reputation have in the past, and in the future could be, negatively impacted by adverse publicity, whether or not valid, regarding allegations that we or persons associated with us have violated applicable laws or regulations, including but not limited to, those related to product labeling and safety, ethical sourcing, marketing, employment, discrimination, harassment, whistle- blowing, customer privacy, corporate citizenship, improper business practices or cybersecurity. Negative publicity regarding, or non-compliance with legal requirements or norms by, our direct and indirect suppliers could similarly adversely affect our reputation and sales and could force us to identify and engage alternative suppliers. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and could have a material adverse effect on our business, financial condition and results of operations.
Our brand may also be harmed through the licensing of trademarks and other intellectual property rights to third parties, including for example as part of our co-branded collaborations with our brand partners. Despite the terms of our licensing agreements with these third parties that govern the use of our intellectual property, which require licensees to abide by certain standards with respect to such use, our efforts to police licensees’ use of our intellectual property may not be sufficient to ensure their compliance with such agreements. The failure of our licensees to comply with the terms of their licenses could harm our reputation or the value of our brand or lead to a loss of our trademarks and other intellectual property rights, which could have a material adverse effect on our business, financial condition, and results of operations. Any failure to effectively maintain and enhance our brands or reputation, or any excessive expenses incurred in these unsuccessful efforts, could have a material adverse effect on our business, financial condition and results of operations. Third parties who receive licenses to use our intellectual property rights may also experience negative claims or publicity involving their own brands, which by association could damage our reputation and brand, regardless of whether such claims are accurate.
In addition, the importance of our brand may increase to the extent we experience increased competition, which has required, and could continue to require, additional expenditures on our brand marketing activities. Maintaining and enhancing our brand image also has required, and may continue to require, us to make additional investments in areas such as merchandising, marketing, retail stores and online operations. These investments may be substantial and may not ultimately be successful.
If we are unable to anticipate and respond to changing consumer preferences and shifts in industry trends in a timely and cost-effective manner, our business, financial condition, and results of operations could be harmed.
Our target market of apparel, footwear, and accessories for women is subject to new and rapidly changing trends and constantly evolving consumer preferences and demands that cannot be predicted with certainty. We take inspiration from both vintage styles as well as current cultural moments to design products which we believe our customers are seeking at that moment. Accordingly, our success is dependent on our ability to anticipate, gauge and react to the latest trends and consumer demands, to translate such trends and demands into appropriate, desirable product offerings in a timely manner and to allocate these product offerings appropriately across all of our selling channels, including e-commerce, retail and wholesale channels. Our Merchandising, Design, Planning and Allocation and Operations teams are primarily responsible for performing this highly subjective and logistically complex work, including making initial product decisions, and they rely on feedback around trends from a variety of sources. This process may not accurately predict evolving trends, and our new products may not resonate with consumers as their preferences could shift rapidly to different styles. Our future success depends in part on our ability to anticipate and respond to these changes, and we may not be able to generate sufficient consumer interest in our products to remain competitive.

In particular, our unique designs, quality control, innovation and sourcing and use of sustainable materials and/or processes in the design and manufacturing of our products is essential to our commercial success. Research and development play a key role in environmentally sustainable innovation. We rely upon specialists in the fields of sustainability and material innovation to inform our research and development strategy and efforts. While we strive to produce products that are sustainable, consumer demand for our products could decline if we fail to introduce or maintain environmentally sustainable innovations in our products or if customers’ interest in sustainable materials and innovation substantially subsides. In addition, our experience in anticipating consumer preferences in one category, such as apparel, may not help us predict or anticipate consumer preferences in other new categories.
Further, lead times for many of our products, particularly denim, sweaters and outerwear, may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, our lead times may be longer due to the extent we rely on ocean shipping to reduce carbon emissions, which may take longer generally (or as a result of geopolitical dynamics) compared with air or other transport. We continue to balance our inventory levels based on shifts in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results. If we are unable to anticipate consumer preferences or industry changes or introduce new products in a timely manner, or our new product launches are not accepted by consumers, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our business, financial condition and results of operations.
We utilize a range of marketing, advertising, and other initiatives to increase returning customers’ spend and to acquire new customers; if the costs of advertising or marketing increase, or if our initiatives fail to achieve their desired impact, we may be unable to grow the business profitably.
We deploy what we believe is a highly differentiated brand voice, unique content and performance marketing efforts, to drive customers from awareness to consideration to conversion. Promoting awareness of our brand and products is important to our ability to grow our business, drive ongoing customer engagement and retention and attract new customers. Our marketing strategy includes brand marketing campaigns, including campaigns, public relations, events and product gifting, as well as performance marketing, including paid search, paid social, affiliate marketing, retargeting, display, email, direct mail, generative AI optimization and search engine optimization, among other tools. In addition, our marketing strategy is global in scale. To monitor the efficacy of our expansion, we utilize a suite of paid and organic analytics tools to verify our brand reach and audience engagement across diverse markets. These tools allow us to measure the visibility of our content and the conversion efficiency of our campaigns in real- time; however, any inaccuracies in this data or limitations imposed by third-party platform transparency could lead to inefficient capital allocation and a failure to reach our target demographics effectively.
We establish and maintain relationships with celebrity, influencer and brand partners in order to develop and promote our products as well as strengthen our brand. In a competitive environment, the monetary and non-monetary costs associated with establishing and nurturing these relationships may increase, and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to returning customers. If we are unable to maintain current partnerships or establish new partnerships in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. We also seek to engage with our customers and audiences and build awareness of our brand through sponsoring unique events and experiences. If our marketing efforts, events and broader messaging are not appropriately tailored to and accepted by our target customers, we may fail to attract new customers and/or retain returning customers, and our brand and reputation may be harmed. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of our marketing efforts.
We use third-party social media platforms, including Instagram, Facebook, Pinterest, TikTok, X (formerly known as Twitter) and YouTube, to raise awareness of our brand and engage with our community. As of June 27, 2026, we had approximately four million followers across social media platforms, which may include the same followers on multiple platforms. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish a presence on emerging platforms. If we are unable to cost-effectively use social media platforms as marketing tools, or unable to continue to use certain platforms at all, our ability to acquire new customers and our financial condition may suffer. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, former-President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 19, 2025 or face a total ban in the United States. Though TikTok’s parent company did not sell TikTok by the deadline, President Trump signed multiple extensions to give his administration more time to broker a deal to bring the social media platform under American ownership and, in September 2025, signed an executive order approving a proposed deal that resolves national security concerns and complies with the Protecting Americans from Foreign Adversary Controlled Applications Act by removing TikTok in the United States from

China’s control. On January 22, 2026, TikTok USDS Joint Venture LLC, a majority owned U.S. joint venture, was established in compliance with the executive order signed by President Trump to enable continued accessibility for users in the United States. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. In addition, social media platforms we use may change their policies or algorithms, including in response to shifting consumer sentiment around topics such as sustainability, leading to shifts in the level of recommended content, which may impact our ability to fully optimize such platforms and acquire customers, resulting in an adverse effect on our business, financial condition and results of operations.
In addition, we currently receive a significant number of visits to our website via search engine results, primarily from Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. The impact of agentic search is changing the landscape of search and discovery. Further, the recent introduction of AI and large language models within search and other marketing channels may change consumer search behavior and our ability to cost effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If we are unable to adapt to this and similar changes, our net revenue growth and profitability may be adversely affected. If we are unable to cost-effectively drive traffic to our website, our ability to acquire new customers and our financial condition would suffer.
Email and SMS marketing is also central to our marketing efforts. As of June 27, 2026, we had approximately three million subscribers to our email list. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives have become increasingly expensive and may continue to increase in cost, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
If our marketing efforts are not successful in promoting awareness of our products, driving customer engagement or attracting new customers, if we are not able to cost-effectively manage our marketing expenses or if we lose access to certain tools or platforms, our business, financial condition and results of operations could be adversely affected.
Failure to accurately forecast customer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows, and harm to our business.
To meet anticipated demand for our products, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for particular products. Although we seek to replenish product based on real time sales data and other considerations, our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in customer demand for our products or for products of our competitors, changing consumer preferences, changing product trends, our failure to accurately forecast consumer acceptance of new products, product introductions by competitors, unanticipated changes in general market conditions, declines in overall consumer spending and weakening of economic conditions or consumer confidence in future economic conditions. For example, we source products, directly and indirectly, from China. The imposition of significant tariffs on imports from China or other countries that we source from, if reinstated at heightened levels or if reinstated at all, may result in our inability to cost-effectively source products. If we fail to accurately forecast customer demand, whether from China or other countries, we may experience excess inventory levels or a shortage of products available for sale in our stores or for delivery directly to our customers or to our wholesale partners.
Inventory levels in excess of demand may result in inventory write-offs, inventory write-downs, donations by us of our unsold products and/or the sale of excess inventory at discounted prices, any of which could cause our gross margin to suffer, impair the strength and exclusivity of our brand and have an adverse effect on our business, financial condition, results of operations and cash flows. For example, we have in the past sold certain of our products at discounted prices through various channels including our website, retail stores, outlets, sample sales and off-price wholesalers. We have also donated excess products to third parties in the past. Further, holding inventory in advance of any such sales or donations also risks the appeal of such inventory to be sold at all or may require that we sell such inventory at prices that are unfavorable to us.
Conversely, while we aim to manage our inventory to sell through and create a degree of scarcity, if we underestimate customer demand for our products and fail to place sufficient orders with our suppliers in advance, then our suppliers may not be able to deliver products to meet our requirements and we may experience inventory shortages. Inventory shortages in our stores or our company-operated or third-party distribution centers have in the past, and could in the future, result in delayed shipments to customers, lost sales, a negative customer experience, lower brand loyalty or damage to our reputation and customer relationships, any of which could have an adverse effect on our business, financial condition and results of operations.
Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.
The women’s apparel, footwear and accessories retail industry is highly competitive. We compete with a diverse set of businesses, including department stores, specialty retailers, independent brands, vintage stores, resale/second hand retailers, online marketplaces and other types of online and retail businesses that market products similar to the products we offer. We believe our ability to compete depends on many factors within and beyond our control, including:
•attracting new customers and engaging and cultivating our relationships with returning customers;
•attracting and retaining personnel;
•further developing our data analytics and technology capabilities;
•maintaining favorable brand recognition and effectively marketing our products to customers;
•the amount, diversity and quality of products that we or our competitors offer;
•optimizing and/or personalizing our website and in-store shopping experience;
•maintaining and curating an appealing portfolio of products;
•the price at which we are able to offer our products;
•maintaining and growing our market share, including access to capital to invest in the business and/or growth;
•price fluctuations or demand disruptions of our third-party suppliers and wholesale partners;
•the speed and cost at which we can deliver products to our customers and the ease with which they can use our services to return products;
•anticipating and quickly responding to changing fashion trends and consumer shopping preferences; and
•our ability to expand attractive physical distribution points, whether through strategic wholesale placements or prime retail locations.
We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and technologies are introduced.
Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping or pricing, more attractive customer service policies (e.g., with respect to shipping windows, return windows, return fees), larger customer bases, more sophisticated data analytics capabilities, and greater financial, marketing, institutional and other resources than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in fashion trends and customer shopping behaviors. These competitors may engage in more extensive research and development efforts, enter into or expand their presence in physical retail, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our business, financial condition and results of operations may be adversely affected.
Competition, along with other factors such as consolidation within the fashion industry and changes in customer spending patterns, could also result in significant pricing pressure. These factors may cause us to reduce prices to our customers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels or otherwise offset price reductions with comparable reductions in our operating costs. If our prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
We have expanded our operations rapidly since our inception in 2009. In particular, in the past three fiscal years, our net revenue has increased from $360 million in 2023 to $507 million in 2025, and from $125.1 million in the second quarter of 2025 to $155.2 million in the second quarter of 2026, and our total company headcount has grown from approximately 974 employees in 2023 to approximately 1,353 as of the second quarter of 2026. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient supplier capacity and raw materials to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our creative, design, merchandising, planning, operations and supply chain functions, invest in opening and operating a greater number of retail stores in our existing markets and/or in new markets or invest in wholesale partners’ operations in lieu of or in addition to retail stores operated by us, upgrade our information systems and other processes and technology and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new markets and cause us to experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, especially to the extent our growth exposes us to a greater number of markets’ employment, health and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image, which could have a material adverse effect on our financial condition and results of operations.
Further, if we are unable to maintain our core values and culture as we grow, our business could be harmed. We believe that a critical component of our success to date has been our corporate culture and values. We have invested substantial time and resources in building our culture, which is rooted in five core values: Make an Impact, Be Brave, People Focused, Make It Better and Own It. However, as we continue to grow, including expanding our geographic presence and developing the infrastructure associated with being a public company, we will face a number of challenges that may affect our ability to sustain our culture and shared values, including:
•a need to identify, attract, reward and retain people in key leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce, which may limit our ability to promote a uniform and consistent culture and set of shared values across all of our offices and employees globally;
•the wider array of alternative working arrangements we now permit or may in the future permit, including part-time or flexible roles, fully remote roles, or “hybrid” roles (where a mix of in-person and remote work is permitted); and
•competitive pressures that may divert us from our mission, vision and values, and may cause us to take actions that are contrary to, or that our workforce views as contrary to, our culture or values.
Any failure to preserve our corporate culture (or localize it authentically) or any failure to live up to our values as a company, particularly those related to sustainability, could negatively affect our brand and reputation, harm our business and limit our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our past growth rates are not indicative of expected results in the future and we may be unable to successfully execute on our growth strategy.
Although our net revenue has grown profitably over time, this should not be considered as indicative of our future performance. We may not be successful in navigating through macroeconomic challenges and may not be successful in executing our growth strategy. Even if we effectively manage external challenges and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net revenue may decline or grow more slowly than we expect. We believe that the sustainability of our recent net revenue growth, profitability and potential future growth, including retail, category and geographic expansion, will depend upon many factors, including our ability to:
•increase brand awareness and drive efficient customer acquisition;

•retain returning customers and continue growth within our existing customer base;
•provide a premium shopping experience for our customers;
•respond to shifting customer behaviors and traffic patterns in person and online;
•operate new retail stores on a profitable basis and effectively extend our existing store leases at the same or better terms;
•offer an assortment of products that is attractive to customers and accurately forecast demand for our products;
•offer an attractive, effective, reliable, user-friendly online experience and develop new features to enhance the customer experience both in-store and on our website;
•increase the frequency with which new and repeat customers purchase products on our website and in our stores through merchandising, data analytics and technology;
•add new suppliers and deepen our relationships with our existing suppliers;
•attract and retain personnel;
•enhance and scale the systems our customers use to interact with our website and invest in our infrastructure platform;
•enhance and scale the technology and infrastructure we use to fulfill orders and process returns at our company-operated and third-party distribution centers;
•target additional categories and price points to continue widening our appeal beyond Millennial and Generation Z customers;
•expand further internationally and adapt to different local cultures, laws, regulations, standards and policies;
•comply with regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto; and
•compete with local incumbents that understand the local market and may operate more effectively.
We cannot assure that we will be able to achieve any of the foregoing or that we will achieve or sustain the expected benefits of our growth strategy. Our customer base may not continue to grow or may decline in the future due to increased competition, the maturation of our business or other factors. Failure to continue our net revenue growth rates could have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of net revenue growth as an indication of our future performance or the rate of growth we may experience in any new channel, category or geography.
We may be adversely affected by the financial health of our wholesale partners.
We have a small number of wholesale partners who account for a significant portion of our Wholesale and Other net revenues. We are party to agreements with such wholesale partners, and one of our growth initiatives is to leverage these partnerships to increase brand awareness and reach new customers. This strategy has required, and will continue to require, investment in cross-functional operations and management focus, along with investment in logistics, channel management, supporting technologies and headcount. If our wholesale partners discontinue or decelerate our partnership or otherwise do not satisfy their obligations to us, if we are unable to meet our wholesale partners’ expectations and demands or if we decide to enter into additional partnerships and are unable to identify suitable wholesale partners or reach agreements with them, we may fail to meet our business objectives with respect to our wholesale strategy. In addition, a decline in the performance or financial condition of our wholesale partners, including bankruptcy or liquidation, could result in a material loss of revenues to us and cause us to limit or discontinue business with that partner, require us to assume more credit risk relating to our receivables from that partner or limit our ability to collect amounts related to previous purchases by that partner. For example, in 2025 we incurred a $1.7 million expense arising from the Chapter 11 bankruptcy filing of Saks Global. These risks are further heightened by the fact that our net accounts receivable are highly concentrated, with a single customer accounting for 23% of our consolidated accounts receivable as of 2025. In addition, we and our wholesale partners could face risks from a decline in the overall level of consumer retail spending, and a weak retail environment could impact customer traffic in the stores of our wholesale partners and also adversely affect our net revenue. Further, store closings by our wholesale partners decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brand. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a diminishing number of large wholesale partners and decrease our negotiating strength with our wholesale partners. These factors could have a material adverse effect on our business, financial condition and results of operations.
If we are unsuccessful in growing our e-commerce and retail channels and executing our expansion into new markets, our business, financial condition, results of operations, and growth prospects may suffer.
Although we distribute our products to wholesale partners, sales to our customers primarily occur via e-commerce and retail channels that are owned and operated by us. Growing our e-commerce platform and the number of physical stores owned by us is essential to our growth strategy. This strategy has required, and will continue to require, significant investment in cross-functional operations and management focus, along with investment in supporting technologies and retail store spaces. If we are unable to provide a convenient and consistent experience for our customers, our ability to compete and our results of operations could be adversely affected.
In addition, our future growth depends, to a considerable extent, on our efforts to expand our existing markets and also on our success in entering new markets throughout the world that we deem attractive. While our headquarters are in the United States, we sell our products globally. As of the second quarter of 2026, approximately 20% of our net sales were to customers outside of the United States. We have limited experience with regulatory environments and market practices outside of the United States, and cannot guarantee that we will be able to successfully enter or operate in any such markets. For example, in connection with our expansion efforts in our existing international markets, the United Kingdom, Canada and France, we have encountered, and expect we will continue to encounter, increased costs of operations resulting from higher custom duties, tariffs, taxes, payroll and benefits and other expenses and from new and different business requirements generally. We may also face risks related to foreign currency fluctuations, which could result in increased operating expenses and reduced net revenue. In connection with our expansion efforts into new international markets, we have encountered, and expect to continue to encounter, a number of obstacles including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences, differences in foreign labor laws and practices, as well as differences in employee expectations and working culture. We may also encounter difficulty expanding into new markets throughout the world because of limited brand recognition leading to delayed acceptance of our products by customers in these new markets. In particular, we have no assurance that our brand and performance marketing playbook will prove successful outside of the geographic regions in which they have been used in the United States, United Kingdom, Canada and France. The expansion into new markets may also present competitive, merchandising, forecasting and distribution and logistics challenges, including the timing component of speed to market and longer transit times, that are different from or more complex than those we currently face. Failure to develop new markets globally or disappointing growth outside of such markets may harm our business, financial condition or results of operations.
We are subject to various federal and state employment and labor laws and regulations and increases in labor costs, including wages, could adversely affect our business, financial condition, and results of operations.
Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage requirements, overtime pay, fair labor standards, potential union protection, potential collective bargaining arrangements, health and other insurance costs, payroll taxes and changes in employment and labor legislation or other workplace regulations. We are subject to, and must comply with, an increasingly complex array of employment, labor, wage and hour, pay transparency, health and safety, harassment, discrimination, leave and benefits, and other workforce-related laws and regulations across multiple jurisdictions. Our failure, or perceived failure, to comply with such requirements could result in audits, investigations, disputes, penalties, or litigation, and could harm our reputation and financial results. These laws and regulations change frequently, exist at multiple levels with respect to a single physical location (e.g., federal, state and local), and may be difficult to interpret and apply. For example, recent amendments to California’s equal pay and transparency laws may increase our compliance obligations. Additional changes to these or similar laws could further affect our compensation practices and increase the cost of compliance.
In addition, from time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities in which we operate, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, which may have an adverse effect on our business, financial condition and results of operations. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, personal injury and other claims. In addition, if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and our company-operated distribution center, as well as [nearly half] of our employees (including retail employees) as of the second quarter of 2026, are located, is very competitive. Further, since Reformation is a high performance culture, we have been a recruiting target for brands that wish to attract our talent.
In addition, although none of our domestic employees are currently covered by a collective bargaining agreement, if a material portion of our workforce were to become members of labor organizations or parties to collective bargaining agreements, we could be vulnerable to a strike, work stoppage or other labor action, which could have an adverse effect on our business. Our business operations and financial performance could be adversely affected by changes in our relationship with our workforce or changes to U.S. or foreign labor and employment laws and regulations.
Further, the laws and regulations that govern the status and classification of independent contractors and other similar non-employee services providers are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us and could significantly affect our business and our relationship with our employees and other individuals providing valuable services to us, such as photographers, influencers, models and various consultants. For example, in California, Assembly Bill 5 codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. This bill, and other similar initiatives throughout the United States, could lead to additional challenges to the classification of photographers, influencers, models and various consultants and a potential increase in claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of any photographers, influencers, models or various consultants as independent contractors. Such regulatory scrutiny or actions over such classification practices also may create different or conflicting obligations from one jurisdiction to another. Although we are currently not involved in any material legal actions of this nature and, to our knowledge, there have been no material claims of misclassification made against us, the likelihood of misclassification claims in states like California has increased in light of laws such as Assembly Bill 5, and the results of any such litigation or arbitration are inherently unpredictable and legal proceedings related to such claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of misclassification and wage and hour claims could result in defense and settlement costs and diversion of management resources, among other factors, which could have a material adverse effect on our business, financial condition and results of operations.
Our quarterly operating results may fluctuate, which could cause our stock price to decline.
Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors, as well as the following:
•fluctuations in net revenue generated from our products;
•fluctuations in the levels or quality of inventory;
•fluctuations in capacity as we expand our operations;
•our success in engaging returning customers and attracting new customers;
•the amount and timing of our operating expenses;
•fluctuations in the rate of U.S. tariffs imposed on goods imported from China and other countries;
•the timing and success of new products we introduce;
•the impact of competitive developments and our response to those developments;

•our ability to manage our existing business and future growth;
•disruptions or defects in our site, such as privacy or data security breaches or changes in the ability to or ease of checkout; and
•economic and market conditions, particularly those affecting our industry.
In addition, historically, we have experienced a pattern of increased sales into the early spring and summer months, which has resulted in increased revenue during the second quarter of each fiscal year relative to the first quarter. The third fiscal quarter typically sees a moderate increase in net revenue relative to the second fiscal quarter, given the timing of one of our twice-yearly promotional events beginning in August. We expect this seasonality to continue in future years and believe it will be subject to maintaining our promotional sales strategy and the precise timing of our twice-yearly promotional sales event and our annual Black Friday Cyber Monday promotion. This seasonality, along with other factors that are beyond our control, including weather conditions and the effects of climate change, could adversely affect our business and cause our operating results to fluctuate.
As a result of these quarterly fluctuations, we believe that comparisons of our operational results between different quarters within a single fiscal year or across different fiscal years are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any quarterly fluctuations in our net revenue and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our ordinary shares could fluctuate or decline.
As a company that operates retail stores, we are subject to commercial real estate risks.
As of June 27, 2026, we operated 67 full-price retail store locations and three outlet stores across four countries. We lease our stores under operating leases. We are focused on the expansion of our retail operations and expect to continue to evaluate and grow the total number of stores we operate over the next several years, domestically and internationally.
When we open new retail stores, our ability to effectively obtain real estate to open new retail stores, both domestically and internationally, depends on many factors, including, among others, our ability to:
•identify suitable store locations that meet our criteria for traffic, size, layout and square footage, co-tenancies, lease economics, demographics and other factors, the availability of which is outside of our control and may require expensive and long-term lease obligations;
•gain brand recognition and acceptance, particularly in geographies or regions that are new to us;
•negotiate acceptable lease terms;
•hire, train and retain employees who possess the required customer service and other skills and who share our commitment to sustainability;
•invest sufficient capital in store build-out and opening;
•immerse new employees into our corporate culture and shared values;
•source sufficient inventory levels; and
•successfully integrate new stores into our existing operations and IT systems.
We may be unsuccessful in identifying new markets where our products and brand image will be accepted. We also must be able to effectively renew our existing real estate leases. In addition, if an existing or new store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may also be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic or competitive landscape patterns change. Failure to secure adequate new locations or successfully modify leases for existing locations, including due to the impact of supply and demand economics and market cyclicality, or failure to effectively manage the profitability of our existing retail stores or efficiently manage any retail store closure process, could have an adverse effect on our business, financial condition and results of operations.

We may be unable to accurately forecast net revenue and appropriately plan our expenses in the future.
We base our current and future expense levels on our operating forecasts and estimates of future net revenue and gross margins. Net revenue and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive and return rates, chargebacks and bad debts, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, Canada, the United Kingdom and France and, as we grow, in additional international markets. For example, the rapid changes and uncertainty in global trade practices, including tariff rates, make it difficult to predict sales, inventory levels and gross margin. Our mix of product offerings may also be variable from quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue, margins and profitability from period-to-period. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenue.
Furthermore, we may be unable to adjust our investments in a timely manner to support increasing demand and higher net revenue or compensate for any incremental unexpected shortfall in net revenue. Any failure to accurately predict net revenue or expenses could cause our operating results to be lower than expected, which could materially adversely affect our business, financial condition and results of operations.
Product returns could harm our business.
We generally allow customers to return products under a return policy that we believe is relatively standard for the industry. For example, unless otherwise stated, within the United States, we generally accept product returns for products purchased through our DTC channel in new condition and with original tags for full refund or exchange if returned within 30 days. A return shipping fee generally applies to all online orders, with one fee per order. Our revenue is reported net of returns, discounts and any taxes collected from customers and remitted to government authorities. We estimate an allowance for expected product returns based on historical return trends. Revenue is presented net of the sales return allowance and the expected inventory right of recovery is presented as a reduction of cost of revenue. The introduction of new products, changes in consumer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. As actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which may increase return rates or impede our ability to resell such products with respect to damaged returned goods. From time to time, customers have abused our return policy by, for example, not appropriately returning product or returning product that has been worn repeatedly or has been stained within the 30-day return window and cannot be resold. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in product returns, an increase in damaged, unsaleable inventory and/or an increase in costs if we are no longer able to charge a return shipping fee. Alternatively, if we implement higher return fees or increase other standards or qualifications for product returns in order to improve our product return economics, for example by reducing the return window, it could result in reduced demand for our product or result in lower customer satisfaction and higher customer churn. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition and results of operations could be harmed.
We are subject to risks related to our sustainability activities and disclosures, including our commitment to certain sustainability criteria, which we call the Sustainability Framework, and our reputation and brand could be harmed by evolving disclosure requirements and expectations.
In 2015, we began purchasing third party carbon offsets with the intention to make up for our environmental footprint, and introduced RefScale to track the environmental footprint of our products. In 2016, we made our sustainability progress public with our inaugural Sustainability Report, which we have published at least bi-annually. We introduced the first iteration of our Sustainability Framework in 2019, which establishes the core tenets of our work. In December 2020, we announced our commitment to reducing our carbon footprint and becoming Climate Positive by the end of 2025, which we subsequently achieved. While there is no standardized or broadly agreed upon definition of Climate Positive, we define it as meeting our greenhouse gas reduction targets and supporting the removal of more operational greenhouse gas emissions than we produce. This includes investing in solutions that reduce greenhouse gas emissions, driving climate action throughout our supply chain, including through our Factory Forward program that assists our suppliers with measuring, reporting, and assessing opportunities for reducing environmental costs, and making our roadmap public so others can do it too. In 2023, we announced our commitment to be circular by 2030, meaning we will aim to create products with as close to zero virgin materials (which we define as any raw material that was cultivated or created for our product and has not been used before) as possible, reduce waste and strive to ensure that every product is recyclable, and published a roadmap that defines how we plan to achieve that goal.
While our sustainability strategy and practices and the level of transparency with which we are approaching them are foundational to our business, they expose us to certain risks and uncertainties, including:
•we may fail or be unable to fully achieve one or more of the 2030 commitments, or other aspirations, targets, goals, commitments, due to a range of factors within or beyond our control (including, for example, technical limitations on recycled fibers that impede product quality and durability, the cost of recycling sustainable fibers, the lack of enforcement of industry-wide regulation by state and federal governments and/or the inability of the fashion industry to make sufficient progress on technological innovation), or that we may modify our stated goals in light of new information, adjusted projections or a change in business strategy, any of which could negatively impact our brand, reputation and business;
•achieving our 2030 commitments and other sustainability commitments has required, and may in the future require, us to expend significant monetary and non-monetary resources, which could divert the attention of our senior management and key personnel, impact our profitability, harm us competitively or otherwise limit our ability to make investments in the growth of our business;
•actual or anticipated customer sentiment regarding sustainability matters may change, which may negatively impact our brand, reputation and business;
•our disclosures related to sustainability may result in heightened scrutiny from stakeholders, investors, governmental authorities or other third parties of our sustainability performance, activities and decisions;
•our brand, reputation and business could be negatively impacted by an actual or perceived failure to disclose sustainability metrics and related goals, a failure to appropriately manage selection of goals, an actual or perceived failure to make appropriate disclosures, the fact that we have sustainability programs and goals at all, the perception that our sustainability goals and practices are not aligned with the policies, standards or expectations of certain stakeholders, including third-party rating services;
•we use the terms ‘sustainable,’ ‘climate positive,’ ‘circular,’ and ‘deadstock,’ among other terms related to sustainability activities, our definitions of which may not align with the definitions, requirements or expectations of regulators, lawmakers, industry groups, customers and other stakeholders, and which definitions may evolve or change, including across geographies;
•certain metrics we utilize receive limited or no assurance from and/or verification by third parties, may involve a less rigorous review process than assurance sought in connection with more traditional audits and may not identify errors or protect us from potential liability under the securities laws and if we were to seek more extensive assurance or attestation with respect to such sustainability metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation;
•the third-party data, benchmarks, indices and assumptions used in our RefScale carbon footprint and water calculations are determined to be wrong or become unavailable to us for whatever reason, which would require us to find a new source of quality third-party data or develop our own, either of which could require significant resources or a temporary suspension of sharing our RefScale calculations and if our stakeholders react unfavorably to any such situation, or we fail to adequately manage any transition, it could negatively impact our brand, reputation and business;
•the sustainability standards, norms or metrics, which are constantly evolving, change in a manner that impacts us negatively or requires us to change the content or manner of our disclosures and our stakeholders or third parties view such change(s) negatively, we are unable to adequately explain such changes or we are required to expend significant resources to update our disclosures, any of which could negatively impact our brand, reputation and business;
•our brand, reputation and business could be negatively impacted if we are perceived, alleged or found to be in violation of, or non-compliant with, existing, newly adopted or constantly evolving sustainability-related laws and disclosure requirements that are applicable to us and that may conflict with other regulatory requirements and result in regulatory uncertainty; and

•our brand, reputation and business could be negatively impacted if any of our disclosures, including our RefScale calculations, marketing, labeling, reporting to third-party sustainability standards or reporting against our 2030 commitments or other goals are inaccurate, perceived to be inaccurate or alleged to be inaccurate.
Climate change and the evolving and varied expectations by governments, organizations, customers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, financial condition, and results of operations.
Climate change occurring around the world may impact our business in numerous ways. Such changes could lead to an increase in prices of raw materials, commodities and/or packaging, as well as reduced availability of key manufacturing components. Increased frequency and severity of natural disasters and extreme weather, such as storms, severe temperatures, wildfires, hurricanes and floods, as well as changes in weather patterns, could cause increased disruption to the production and distribution of our products and have an adverse impact on consumer demand and spending. For example, in January 2025, the Los Angeles area wildfires resulted in the temporary closure of all of our local stores for several days and, ultimately, in the extended closure of our Pacific Palisades store, resulting in lost revenue and profits.
The focus of investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders and stakeholders on sustainability practices of companies has been changing. Some of these parties have placed increased importance on the implications of the social impact of their investments. If our sustainability practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on or may emphasize none at all), or if our sustainability practices, including our periodic reporting, change or otherwise do not live up to our own values or sustainability-related goals, then our brand, reputation and employee retention may be negatively impacted. On the other hand, various governmental authorities and regulators at the state and federal level may scrutinize or otherwise take action against our sustainability initiatives, policies and practices, including those relating to human capital management. We could also incur additional costs and require additional resources to monitor, assess and comply with applicable regulations and other developments and to achieve our sustainability goals. In addition, as we continue to grow or enter new markets, our business may be subject to additional and potentially conflicting laws and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand, employee retention, the willingness of our customers and suppliers to do business with us and have a material adverse impact on our business, financial condition and results of operations.
Our business may also become a target for litigation, activism and media attention based on any sustainability claims that we may make. Other companies have faced increased scrutiny over their sustainability claims from consumers and legislative and regulatory bodies in recent years. For example, in 2024, Canada and the EU implemented new “greenwashing” rules regulating environmental claims in marketing materials. Similarly, there may be updates to the Federal Trade Commission (“FTC”) Green Guides, in which green marketing guidance is incorporated into various consumer protection and false advertising laws. This has led to a notable increase in litigation and regulatory action relating to these types of claims. Similarly, there is potential litigation risk related to our commitment to sustainable sourcing. In the event that human rights and labor abuses or unsustainable practices are uncovered in our supply chain, we are susceptible to consumer protection false advertising litigation and other actions, which may have a material adverse effect on our brand, business, or reputation. The outcome of such litigation, particularly class action and regulatory actions, can be difficult to assess or quantify, and the cost to defend such lawsuits may be significant.
Our focus on using sustainable high-quality materials and reducing environmental impacts in our manufacturing processes and supply chain practices may increase our cost of revenue and hinder our net revenue growth.
We are dedicated to prioritizing sustainable materials that meet our quality standards, and supply chain and manufacturing processes that collectively limit our carbon footprint. In May 2023, we announced a commitment to be circular by 2030, and published a roadmap of how we plan to achieve that goal. As our business evolves, it may be increasingly challenging to cost-effectively secure enough sustainably sourced high-quality materials to support our growth and achieve our sustainability goals while also achieving and maintaining profitability. In addition, our ability to expand into new product categories depends in part on our ability to identify new sustainable materials that are suitable for our products. Our inability to source materials that meet our sustainability requirements and high-quality standards in sufficient volumes could result in slower growth, increased costs and/or lower net profits. Additionally, as our business evolves, we may not be able to identify suppliers with business practices that reflect our commitment to sustainability, which may adversely impact our ability to expand our supply chain to meet the expected growth of our business. Most of our total carbon footprint comes from our supply chain, so maintaining our climate positive goal depends on how we influence our supplier relationships. While we have implemented several measures, including our Factory Forward programs, there is no assurance that these measures will be successful. If any of these factors prevent us from achieving our sustainability goals, including one or more of the 2030 commitments, or increase the carbon footprint of any of our products, it could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.
Certain of our key operating metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics or the underlying data may cause a loss of investor confidence in such metrics, and the market price of our common stock may decline.
We track certain key operating metrics using internal and/or external data analytics tools, which have certain limitations, including, but not limited to, imperfect data collection (e.g., lack of emails and/or other identifiers for certain customers who purchase via our retail channels and do not supply such information). In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators, and we may be limited in our ability to verify such data. In addition, our methodologies for tracking metrics may change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, if our internal data analytics tools contain algorithmic or other technical errors or if changes in access to third-party data or external reporting standards require modifications to how we calculate certain operating metrics, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not, or are not perceived to be, accurate representations of our business, if we discover material inaccuracies in our metrics or the data on which such metrics are based or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy, investors could lose confidence in the accuracy and completeness of such metrics, which could cause the price of our common stock to decline.
Our indebtedness could adversely affect our financial condition and operating flexibility.
As of June 27, 2026, we had $246.7 million of term loans and $3.6 million of letters of credit outstanding under the Credit Agreement for a total indebtedness of $250.3 million. As of June 27, 2026, cash on hand was $76.6 million and we had $26.4 million of capacity available under our revolving facility. We generally experience significant fluctuations in our working capital over our operating cycle due to our limited number of sale periods every year and the seasonality of our business, wherein we typically experience lower net revenue in our first quarter compared to our second and third quarter. Our debt could have important consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing;
•requiring a portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•requiring the net cash proceeds of certain equity offerings to be used to prepay our debt as opposed to being applied for other purposes;
•exposing us to the risk of rising interest rates with respect to the borrowings under any variable rate indebtedness; and
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete.
The Credit Agreement contains a number of restrictive covenants that impose operating and financial restrictions on us. For example, the Credit Agreement limits our ability to, among other things, incur additional indebtedness, make certain restricted payments and investments or redeem or repurchase capital stock, transfer or sell assets, enter into transactions with affiliates, create or incur certain liens, make certain loans, investments or acquisitions, issue certain redeemable stock and preferred stock, create or incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, merge, consolidate or transfer all or substantially all of our assets, pay or redeem subordinated debt or equity and amend our organizational documents. All of these limitations are subject to significant exceptions and qualifications. Nevertheless, the covenants to which we are subject could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest.
If we are unable to comply with these restrictions and covenants at times and to the extent they are applicable, including as a result of events beyond our control, we may risk an event of default under the Credit Agreement, which could accelerate the payment of any amounts then due and limit our ability to incur future borrowings. In addition, if we are unable to pay amounts due under the Credit Agreement or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, increased pricing pressures or otherwise, we may be required to refinance all or part of our then-existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Inflation could adversely impact our business, financial condition, and results of operations.
Inflation in the United States and other jurisdictions in which we operate began to rise significantly in late 2021, although it has slightly improved in 2024 and 2025. The rise of, and uncertainty regarding, inflation is primarily believed to be the result of the economic impacts from the global COVID-19 pandemic, including related global supply chain disruptions, government stimulus packages, strong economic recovery and associated widespread demand for goods, as well as geopolitical conflicts (such as in Ukraine and the Middle East), and recently imposed, new or increased tariffs, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials, which has led to inflationary cost increases for materials and energy, and could in the future cause further cost increases as well as scarcity of certain products. We have experienced, and may in the future experience, inflationary pressures in certain areas of our business, including with respect to employee wages, the cost of materials, transportation and energy, as well as performance and brand marketing expenses, store rents and build-out costs and other various professional and technology expenses. We cannot predict any future trends in the rate of inflation or associated increases in our operating costs or potential weakening of consumer spending power and how that may impact our business. To the extent we are unable to recover higher operating costs and a potential weakening of consumer spending power resulting from inflation, or otherwise mitigate the impact of such costs on our business, our revenues and gross profit margins could decrease and our business, financial condition, and results of operations could be adversely affected.
We are a holding company and depend upon our subsidiaries for our cash flows.
We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to attract and retain qualified personnel, we may not be able to grow effectively or successfully operate our business.
Our success, including our ability to anticipate and effectively respond to changing trends, depends in part on our ability to attract and retain qualified personnel on our executive team, particularly our Chief Executive Officer, and in our merchandising, engineering, marketing, design and other teams. Competition for qualified personnel is strong, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future or that the compensation costs of doing so will not adversely affect our operating results. If we are unable to retain, attract and motivate talented employees and members of senior management and our board of directors with the appropriate skills at cost-effective compensation levels or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business, financial condition, and results of operations could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Chief Executive Officer, Hali Borenstein, has unique and valuable experiences, being part of our team since 2014. If she were to depart or otherwise reduce her focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees. We also may be unable to retain existing management, technical, sales and customer support personnel that are critical to our success, which could harm our customer and employee relationships, result in loss of key information, expertise or know-how or cause us to incur unanticipated recruitment, training and other costs, which could in turn harm our business, financial condition, and results of operations.

Risks Related to Our Supply Chain
Our reliance on suppliers to provide materials for and to produce our products could cause problems in our supply chain, and failure of our suppliers to consistently provide high-quality materials and products could adversely affect our brand and reputation and cause our business, financial condition, and results of operations to suffer.
We rely primarily on suppliers to provide materials for and to produce our products. Many of our products are manufactured by third parties and may be available, in the short term, from a limited number of sources, some of whom may be impacted by external factors. In 2025, our top five suppliers produced approximately 54% of our units. Our agreements with some suppliers may not adequately meet our volume and other production requirements, and we compete with other companies for raw materials and production.
We have experienced, and may in the future experience, a significant disruption in the supply of finished goods and raw materials from current sources and we may be unable to locate alternative suppliers of comparable quality at an acceptable price in time, or at all. In addition, if we experience significant increased demand or if we need to replace an existing supplier, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier with sufficient capacity to meet our requirements or to fill our orders in a timely manner. These issues and risks are increased as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability requirements or expectations we impose on our suppliers, which generally limit the number of suppliers who could potentially satisfy our requirements. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability, environmental impact, labor practices, price, geographical location and ethical standards. Even if we are able to expand existing or find new manufacturing or materials sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain or if an alternative shipping and transportation route is required, any of which could increase our overall environmental impact and which could also negatively impact our reputation and the carbon footprint scoring of our products. Additionally, geopolitical tensions have increased global shipping rates. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.
Further, our success depends on the quantity and quality of the finished products provided by our suppliers, which depends on the quantity and quality of the raw materials they receive from other supply chain partners. We may be unable to provide customers with the high-quality sustainable products they seek if our suppliers do not consistently produce high-quality products for us to sell. If returning customers are dissatisfied with their product experience due to defects in the materials or manufacturing of our products or other quality related concerns, then they may stop buying our products and may stop referring others to us, and we could experience an increase in the rate of product returns. If we are unable to retain returning customers and attract new customers due to quality issues that we fail to identify and remedy, our growth prospects would be harmed and our business could be adversely affected. If product quality issues are widespread or result in product recalls, our brand and reputation could be harmed, we could incur substantial costs and our financial condition, and results of operations could be adversely affected. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims.
We have operations and do business in China, which exposes us to risks inherent in doing business there.
We use multiple third-party suppliers based primarily in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers increase significantly. In addition, we and our suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China.
Operating and doing business in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import regulations and export controls, tariffs, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, the Chinese Ministry of Commerce may investigate companies operating and doing business in China and may designate a company as an “Unreliable Entity” if it finds improper behavior or violations of market trading practices. Such designation may result in monetary fines, import and export restrictions, investment restrictions and reputational damage. In addition, there is risk of this designation being used as retaliation against companies that maintain intensive human rights diligence practices or are perceived to be boycotting products manufactured or sourced from certain regions, such as the Xinjiang region. If any of these events occur, our business, financial condition, and results of operations could be materially and adversely affected. Chinese trade regulations are also in a state of flux and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition, and results of operations could be materially and adversely affected. Due to the uncertainty regarding the timing, content, and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition, and results of operations.
Failure of our suppliers to comply with our sustainability partner guide, contractual obligations, local laws and other standards could harm our business.
We work with suppliers, most of which are located outside of the United States, to manufacture our products. We require all of our suppliers, including cut, make and trim manufacturing partners to adhere to our sustainability partner guide and other social, environmental, health and safety standards. We also require these suppliers to comply with applicable standards for product safety. Notwithstanding their contractual obligations to comply with our policies and applicable laws and standards, and the annual independent third-party audits conducted of our direct cut, sew and finish partners, from time to time, suppliers may not comply with such standards or applicable local law or may fail to enforce such standards or applicable local law on their suppliers. Significant or continuing non-compliance with such standards and laws by one or more suppliers could harm our reputation or result in a product recall, contract termination and, as a result, could have an adverse effect on our business, financial condition, and results of operations. Similarly, agreements that we enter into with these suppliers generally do not require blanket exclusivity with us. As a result, some suppliers may be permitted to work with parties who could be deemed competitive, which could harm our business.
In addition, failure of one or more suppliers to comply with applicable laws and regulations and contractual obligations could lead to litigation against us or require us to initiate litigation to enforce our contracts, resulting in increased legal expenses and costs. Similarly, the failure of any such suppliers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with customers or result in legal claims against us or cause our merchandise to be detained or seized upon entry. For instance, the U.S. Uyghur Forced Labor Prevention Act of 2021 establishes a rebuttable presumption that goods made in whole or in part in China’s Xinjiang Uyghur Autonomous Region involve the use of forced labor and are prohibited from entry into the United States, and the U.S. government has identified cotton, rayon and apparel products as high priority sectors for enforcement. Similarly, the European Union recently adopted the EU Forced Labor Regulation, which will take effect in December 2027. In addition to reputational harm, supply chains with a potential nexus to forced labor create risk of detention or seizure of goods under these regulations. Any such non-compliance by our suppliers, product recalls or negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers could adversely affect our brand image, result in lost sales, require us to divert resources to address and remediate these issues, expose us to legal claims and force us to locate alternative suppliers or delay production, any of which could have an adverse effect on our business, financial condition, and results of operations. Any of these issues with our contractors could have a greater negative impact on us, due to the importance of sustainability practices to our brand and business.
Our reliance on overseas suppliers, including those located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law and sanctions and export controls.
Most of our products are derived from third-party supply and manufacturing partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We also have subsidiaries and/or employees and other agents working in several foreign countries and territories, including, but not limited to, the United Kingdom, Canada, and France. Our operations are subject to anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010 (the “Bribery Act”)

and other anti-corruption and anti-money laundering laws in countries in which we conduct activities. The FCPA, the Bribery Act and other anti-corruption laws generally prohibit companies and their employees, agents, representatives, distributors, wholesale partners, other business partners, and third-party intermediaries from corruptly promising, authorizing, offering, providing, soliciting, or receiving, directly or indirectly, improper payments or anything of value to or from recipients in the public or private sector for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. Under the Bribery Act, a company may also be liable for failing to prevent a person associated with the company from committing a bribery offense. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable anti-corruption laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition, and results of operations.
While we have implemented policies and procedures relating to anti-bribery and anti-corruption compliance, our employees, agents, representatives, distributors, wholesale partners, other business partners, third-party intermediaries, and companies to which we outsource certain of our business operations may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible and which could lead to an adverse effect on our reputation, business, financial condition, and results of operations.
Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the United Nations Security Council, the United Kingdom, and the European Union; as well as export control and import control laws and regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the U.S. Department of State, and U.S. Customs and Border Protection regulations. Economic sanctions and export control laws and regulations may prohibit or restrict transactions, including the shipment of certain products and services, to embargoed, sanctioned or restricted countries, governments, and persons, as well as shipments for certain end uses (e.g., military end uses). Furthermore, our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations and export controls laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees may be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, disgorgement of profits, injunctions and debarment from government contracts, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers, and other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.
Violations of the FCPA, the Bribery Act, or other applicable anti-corruption laws or anti-money laundering laws, or sanctions and export controls, or even an allegation of such a violation, could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, profit disgorgement, severe criminal or civil sanctions, securities litigation and other consequences, which could have an adverse effect on our business, financial condition, and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Price volatility in the cost of raw materials, or other costs for our suppliers, could increase our cost of goods and cause our business, financial condition, and results of operations to suffer.
Our suppliers’ costs are affected by, among other things, weather, port closures, strikes and labor shortages, geopolitical events, fluctuations in consumer demand, interest rates, inflation, commodity prices, currency valuation and energy prices, and other factors that are generally unpredictable and beyond our control. In addition, the imposition of new tariffs or increases in existing tariffs on goods imported from countries where our suppliers obtain raw materials could result in increased costs for the products we sell. We have in the past been affected, and may in the future be affected, by volatility in the prices of principal raw materials required to make our products. Further, if carbon pricing measures are implemented, then the price of raw materials and commodities could increase. Increases in the cost of raw materials have had, and could continue to have, a material adverse effect on our cost of revenue, financial condition, results of operations and cash flows. As a result, this may have an impact on pricing of our products, which could adversely impact demand for our products by our customers.

Shipping and delivery are critical parts of our business and any changes in, or disruptions to, our shipping and delivery arrangements could adversely affect our business, financial condition, and results of operations.
We rely on several air freight, ocean and “less than truckload” carriers to deliver the products we sell. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, or delivering our products to us, it could negatively impact our business, financial condition, results of operations and our customers’ experience. Changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, ongoing conflict in the Middle East and other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping partners have from time to time passed on to their customers by way of increased fuel surcharges. In addition, our ability to receive inbound inventory efficiently and ship products to customers may be negatively affected by factors beyond our and these providers’ control, including pandemics, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. We are also subject to risks of damage or loss during delivery by our shipping providers. If the products ordered by our customers are not delivered in a timely fashion, including to international customers, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would adversely affect our business, financial condition, and results of operations.
The operations of our suppliers, most of which are located outside of the United States, are subject to additional risks that are beyond our control and that could harm our business, financial condition, and results of operations.
Currently, most of our suppliers are located outside of the United States, with approximately 51% of our units made in Asia, 14% in Mexico, 10% in Europe and 5% in South America in 2025. As a result of our global supply chain, we are subject to risks associated with doing business abroad, including, but not limited to:
•political unrest, terrorism, geopolitical events, war and other violent conflicts, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed by the United States on imports from countries where our products are manufactured, including, for example, China, Mexico and Brazil;
•greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers’ compliance with our sustainability partner guide, including their labor and sustainability practices, given that their facilities are located outside of the United States;
•reduced protection for intellectual property rights, including trademark protection, in some countries, particularly China;
•disruptions in operations due to global, regional or local public health crises, including pandemics, or other emergencies or natural disasters;
•disruptions or delays in shipments; and
•changes in local economic conditions in countries where our suppliers or customers are located.
These and other factors beyond our control could interrupt our suppliers’ production, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition, and results of operations.
Our business is subject to the risk of supplier concentration.
We depend significantly on a limited number of third-party suppliers for the sourcing of the vast majority of our products. For example, in 2025, our top ten suppliers accounted for approximately 76% of units. As a result of this concentration in our supply chain, our business and operations would be negatively affected if our suppliers in China or any of our other key suppliers were to experience a significant disruption affecting the price, quality, availability or timely delivery of products. For example, in 2025, we reallocated our manufacturing to mitigate tariff impacts, successfully reducing our single-country exposure to China by 19%, though we remained dependent on Chinese manufacturing for approximately 32% of units. The partial or complete loss of these key suppliers, or a significant adverse change in our relationship with any of these suppliers, could result in lost sales, added costs and distribution delays that could harm our business, reputation and customer relationships. In addition, as a result of our commitments to sustainability, including our use of specific materials and manufacturing processes and the sustainability requirements we impose on our suppliers, there are generally fewer suppliers who could potentially satisfy our requirements without substantial lead time or without requiring us to incur much higher costs, so we may be unable to replace a key supplier without substantial time and expense.
If we do not successfully optimize, operate and manage our global network of Company-operated and third-party owned and operated logistics and distribution centers, our business, financial condition, and results of operations could be harmed.
Our success depends on our global logistics and distribution network. Currently, we rely predominantly on our company-operated warehouse and distribution facility in Vernon, California (the “Vernon Facility”) and on a third-party distribution center in Europe to store our finished products and distribute our products to customers and wholesale partners. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in international markets, depends on the proper operation of these distribution centers, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our own company-operated distribution center). If we continue to add new third-party logistics providers, require them to expand their fulfillment, distribution and warehouse capabilities, including adding additional locations in new countries, adding product categories with different fulfillment requirements or changing the mix of products that we sell, our global logistics and distribution network will become increasingly complex and operating it will become more challenging for us and our logistics partners.
The expansion and growth of our logistics and distribution center network may put pressure on our managerial, financial, operational and other resources. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new or expand existing third-party distribution centers to meet our future needs, our order fulfillment and shipping times may be delayed and our business, financial condition, and results of operations could be adversely affected. Our company-operated distribution facility and the third-party owned and operated logistics and distribution center we rely on could be interrupted by issues beyond our control, including IT problems, technical disruptions, disasters such as earthquakes or fires or outbreaks of disease or government actions taken to mitigate their spread. For example, during the COVID-19 pandemic, we as well as logistics providers that we rely on, faced staffing shortages, which impacted our business, impacted their business, and resulted in delayed shipping and delivery times. Any significant failure in our company-operated distribution center or our third-party logistics partner in Europe could result in an adverse effect on our business, financial condition, and results of operations. We maintain business interruption insurance, which covers our retail stores and the Vernon Facility, but it may not adequately protect us from all adverse effects caused by significant disruptions in our logistics and distribution processes and does not cover disruptions at our third-party distribution center in Europe.
In 2025, we moved over 90% of our product through the Vernon Facility and consider having a Los Angeles-based company-operated distribution center as critical to our operations. In October 2025, we opened a new 185,000 square foot automated warehouse and distribution center in close proximity to our prior facility in Vernon, California. In connection with the relocation of our distribution center, we vacated our prior facility in Vernon, California. We have sublet the prior facility to a third-party subtenant through the end of our lease term in August 2026. The transition has, and will continue to, put near-term pressure on our managerial, financial, operational and other resources. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner as a result of the transition, our customers may experience delays in receiving their purchases, which could harm our brand, reputation and our relationship with our customers and cause our business, financial conditions and results of operations to suffer. Further, if we grow faster than we anticipate, we may exceed our new distribution center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our distribution center are fixed, and any expansion of our distribution center will require additional investment of capital. We may need to incur higher capital expenditures in the future for our distribution center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Risks Related to Intellectual Property, Information Technology, Data Security and Privacy
Any material disruption of our IT systems or unexpected network interruption could disrupt our business and reduce our sales.
We are increasingly dependent on IT networks and systems to market and sell our products, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We also rely on a number of third parties to help us effectively manage these systems. For example, we depend on IT systems and such third-party service providers to operate our website, process transactions online and in our stores, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We also depend on our IT infrastructure for digital marketing activities and for electronic communications among our personnel, customers and suppliers around the world. Our website may be susceptible to a variety of interruptions or outages, including those caused by damage, disruptions, slowdowns or shutdowns due to failures during the process of upgrading or replacing software, databases or components, fire, flood, power outages, hardware failures, terrorist attacks, acts of war, break-ins, earthquakes and other catastrophic events.
Due to the importance of our website and internet-related operations, we are vulnerable to website downtime and other technical failures, which may be outside of our control. Further, any slowdown or material disruption of our systems, or the systems of our third-party service providers, or our website could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods and our ability to process financial information and transactions, receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our IT systems, including our website, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, we could experience delays in reporting our financial results.
We use proprietary software in our technology infrastructure, including the custom-built applications that power our Retail XTM physical store experiences, such as our touchscreen discovery, digital dressing rooms, and proprietary checkout systems. In addition, all of our retail stores are entirely internet dependent.
Our proprietary software may contain undetected errors or vulnerabilities, some of which may be significant and may only be discovered after the software has been implemented in our production environment. In addition, we seek to continually update and improve our software and we may not always be successful in executing these upgrades and improvements and the operation of our systems may be subject to slowdown or failure. For example, in the past we have experienced minor slowdowns and/or impaired functionality while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after implementation or release could result in damage to our reputation, loss of customers, exploitation by bad actors resulting in data breaches or unauthorized modification of our software, disruption to our digital channels, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition, results of operations and growth prospects. Further, since many of our stores leverage our proprietary Retail XTM technology, any outages, slowdowns or interruptions in the operation of this technology could disrupt store operations or negatively impact our ability to process financial information and transactions, any of which may similarly result in an adverse effect on our reputation, business, financial condition, results of operations and growth prospects.
Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with, or subsequent dependence on, such services and/or failures by such third parties, which are out of our control. Our net revenue depends, in part, on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website and underlying technology infrastructure, which is particularly challenging given the rapid rate at which new technologies, consumer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. Our or our third-party vendors’ inability to continue to update, improve and scale our website and the underlying technology infrastructure (including upgrades to or replacement of legacy systems with successor systems or building new policies, procedures, training programs and monitoring tools) could harm our reputation and our ability to acquire, retain and serve our customers, which could adversely affect our business, financial condition, and results of operations.
Further, we endeavor to continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure.
Our failure or inability to obtain, maintain, protect and enforce our intellectual property rights could diminish the value of our brand and weaken our competitive position.
Our business depends to a significant degree on our ability to obtain, maintain, protect and enforce our intellectual property rights, including those in our brand. We rely on a combination of trademark, trade dress, trade secret, copyright, patent and unfair competition laws, as well as confidentiality agreements and other contractual arrangements, to establish and protect our intellectual property rights. While it is our policy to take actions designed to protect and defend our rights to our intellectual property, we cannot be certain that the protective measures we have taken or plan to take will be sufficient or successful to deter misappropriation or other violation of, or otherwise protect, our intellectual property rights. In fact, notwithstanding these efforts, we regularly face the imitation of our brand, the manufacture and distribution of “knock-off” and counterfeit products, and misappropriation of our brand and product names. We may not be able to detect these unauthorized uses of, or take appropriate steps to enforce, our intellectual property rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could result in an adverse effect on our business, financial condition, and results of operations.
We rely on our trademarks and trade names to distinguish our products from the products and services of our competitors, and have registered or applied to register our key trademarks in jurisdictions that are material to our business. While we have applied for and obtained certain U.S. and foreign intellectual property registrations, we cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. For instance, some of our trademark applications may not be approved by the applicable governmental authorities because they are determined to lack sufficient distinctiveness and, even if approved, may be challenged by third parties for this same reason. Moreover, even if these applications are approved, third parties from time to time have, and may in the future, seek to oppose or otherwise challenge these registrations or other of our intellectual property rights.
In addition, third parties from time to time have infringed, and may again in the future infringe, on our intellectual property rights. As a result, we from time to time have expended, and may again in the future expend, significant time and resources to defend or enforce our rights, including, by way of example, against third parties infringing our trademarks and selling products that violate our copyrights. AI technologies may also impact our ability to protect our own data and intellectual property against infringing use. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our intellectual property rights could delay further sales or the implementation of our offerings and capabilities or injure our reputation.
In addition, effective trademark, copyright, trade secret and other intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights to the same extent as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. We may also encounter jurisdictions in which one or more third parties have pre-existing trademark registrations that may prevent us from registering our own marks in those jurisdictions, which could adversely affect our ability to effectively operate our business or market certain products. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.
If sensitive information about our customers is actually or alleged to have been disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks or similar incidents, our customers may curtail use of our website, we may be exposed to liability and our reputation could suffer.
Operating our business and platform involves the collection, storage and transmission of a variety of sensitive information, such as names, phone numbers, mailing and billing addresses and email addresses and other similar personal information, which we may share with our third-party service providers. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and sensitive information. In an effort to protect sensitive information, we rely on a variety of security measures, but advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, advances in AI that circumvent security controls, evade detection and remove forensic evidence, or other developments may result in our or our third-party service providers’ failure or inability to detect cyberattacks or failure or inability to adequately protect sensitive information. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and sensitive information and remediating any identified gaps.
We are also vulnerable to hacking, malware, supply chain attacks, computer viruses, unauthorized access and various other attacks by computer hackers (such as phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our or our service providers’ IT systems, products or services and other real or perceived cyberattacks) as well as cybersecurity incidents caused by telecommunication failures, user or technological errors or intentional or accidental actions or inactions by users with authorized access to our systems. Additionally, certain functional areas of our workforce operate in a “hybrid” or fully remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these issues could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to, or disclosure of, sensitive information. Cyberattacks could also result in the theft of our intellectual property or sensitive information of our business partners and suppliers, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks or mitigate such incidents. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers or their personnel.
Any adverse impact to the availability, integrity or confidentiality of our IT systems or sensitive information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in website performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, sensitive information, customers may become unwilling to provide us the information necessary to make purchases on our website. Returning customers may also decrease or stop their purchases altogether. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in the European Union and United Kingdom and all 50 U.S. states may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident involving our IT systems or sensitive information will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Furthermore, we may be required to disclose personal information pursuant to demands from individuals, privacy advocates, regulators, government agencies and law enforcement agencies in various jurisdictions with conflicting privacy and data protection laws and regulations. Any disclosure or refusal to disclose personal information may result in a breach of privacy and data protection policies, contractual terms, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand and inability to provide our products to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data and could limit our marketing activities. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, diluting or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition, and results of operations.
Our commercial success depends in part on our ability to operate without infringing, misappropriating, diluting or otherwise violating the intellectual property rights of third parties. As we face increasing competition, gain greater public recognition and expand the number of products we offer, the possibility of intellectual property infringement and other similar claims against us grows. Any claim or litigation alleging that we have infringed, misappropriated, diluted or otherwise violated intellectual property rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time consuming, costly to address and resolve and could divert the time and attention of our management and technical workforce. Such claims may be made by third parties seeking to obtain a competitive advantage, including non-practicing entities or individuals with no relevant product sales and, therefore, our patents, copyrights, trademarks and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. Additionally, some third parties, including those with substantially greater human and financial resources than we have, are able to sustain the costs and workload of complex intellectual property litigation to a greater degree and for longer periods of time than we could. As part of such litigations, third parties may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including injunctions requiring us to change our products or even cease the commercialization of our products entirely. Moreover, the outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. If any litigation to which we are a party is resolved adversely, we may be subject to unfavorable judgments that may not be reversed upon appeal, including being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights and being subject to a permanent injunction.
We may decide to settle such lawsuits and disputes, and those settlements may be on terms that are unfavorable to us. The terms of such a settlement may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we have an agreement requiring a party to indemnify us against any damages and costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations. Further, our liability insurance may not cover potential claims of this type adequately or at all. In addition, we may have to seek a license or other rights to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into licensing or other similar arrangements, these arrangements may not be available on reasonable terms, or at all, and as a result, may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis, such that third parties, including our competitors, could have access to use the same intellectual property to compete with us. We may also have to rebrand or redesign our products so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for commercialization or use. If we cannot rebrand or redesign our products in a non-infringing manner or obtain a license for any allegedly infringing aspect of our business, we would be forced to limit our products and may be unable to compete effectively.
In addition, in any intellectual property proceeding against us or that we assert against a third party, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, could have an adverse effect on our business, financial condition, results of operations and prospects.
We are subject to federal, state or foreign laws and regulations as well as our contractual obligations and industry requirements relating to privacy, data protection and customer protection; the expansion of current or the enactment of new laws and regulations relating to privacy, data protection and customer protection, or failure to comply with those laws or obligations, whether or not inadvertent, could materially adversely affect our business, financial condition, and results of operations.
We collect and maintain significant amounts of data, including personal information related to our customers and employees, and we face risks inherent in handling large volumes of data, transferring such data to third parties, processing such data for tracking and marketing purposes (or providing such data to third parties for tracking and marketing purposes) and protecting the security of such data. Our or our third-party service providers’ actual or perceived failure to comply with any federal, state or foreign laws and regulations or applicable industry standards that govern or apply to our collection, use, retention, sharing and security of data, or any failure or perceived failure by us or any of our third-party service providers to protect such data that they may maintain on our behalf, could result in enforcement investigations and actions that require us to change our business practices in a manner that may negatively impact our revenue, result in indemnity obligations to our customers, distract our management, increase our costs of doing business, as well as expose ourselves to litigation (such as class actions), fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business (including our brand) in a manner that harms our financial position, results in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties.
Various local, state, federal and international laws, directives and regulations apply to our collection, use, retention, protection, disclosure, transfer and processing of personal information, such as privacy and data protection laws and regulations. Such laws and regulations are increasing in number and complexity and are being adopted and amended with greater frequency, which could result in greater compliance risk and cost. Despite our efforts to comply with applicable laws and regulations relating to privacy and data protection that apply to us, including the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which operates alongside the United Kingdom’s Data Use and Access Act 2025, a separate law introducing reforms to the UK’s data protection and cybersecurity framework (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”) and various laws and regulations in Canada, the United States and other countries in which we operate, the interpretation and application of such laws and regulations are subject to uncertainty and continue to evolve in ways that could be inconsistent with our interpretation and practice. In such cases, we may be ordered to change our data practices, including to stop any allegedly non-compliant activity, be subject to fines or penalties, lawsuits and/or adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business (including our brand) in a manner that harms our financial position, or results in a loss of customers and suppliers. Complying with these dynamic laws has caused and could continue to cause us to incur substantial costs and expend significant resources, which could have an adverse effect on our business, financial condition, and results of operations.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA took effect on January 1, 2023 and creates obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Similar laws have been passed or are being considered in a majority of states, reflecting a trend toward more stringent privacy legislation in the United States. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. The enactment of these laws could have potentially conflicting requirements and be subject to potentially conflicting interpretations that would make compliance challenging and expose us to additional liability.
Certain requirements from our third-party technology and platform providers may also cause us to modify our offerings due to privacy concerns or negatively affect our net revenue due to reduced availability of information about consumers. For example, starting in Apple iOS 14.5, apps in the Apple App Store are required to request user permission to track users across apps and websites owned by third parties for advertising and measurement purposes. Google introduced a similar feature in early 2022. Changes like this may reduce the quality of the data and related metrics that can be collected or used by us and/or our partners, and could significantly inhibit the effectiveness of our targeted advertising and related activities.
In addition, Apple recently introduced updates to Apple Mail, including automated inbox categorization, sender-level grouping and AI-generated email previews. These features may reduce the visibility and engagement rates of our email communications, thereby adversely affecting our ability to reach customers effectively through the email channel.
In addition to risks posed by evolving data privacy laws and regulations, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws, including those related to telephone and email communications with consumers. As an example, the Telephone Consumer Protection Act (the “TCPA”) is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the appropriate consent of the person being contacted, and the applicable consent and revocation requirements have become increasingly complex and subject to evolving regulatory interpretation. The TCPA provides for substantial statutory damages for violations, which has generated extensive class action litigation. In addition, class action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages and penalties, whether or not they have merit, which could adversely affect our business, financial condition, and results of operations.
Outside of the United States, certain foreign jurisdictions, including the European Economic Area (the “EEA”) and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. We are subject to the GDPR, which imposes comprehensive data privacy compliance obligations in relation to our collection and use of data relating to an identifiable living individual or “personal information” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as regulating cross-border transfers of personal information out of the EEA and the UK.
Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. Failure to comply with EU GDPR and UK GDPR may result in significant penalties for non-compliance of up to the greater of €20 million/ £17.5 million or 4% of an enterprise’s global annual revenue. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of data, enforcement notices and/or assessment notices (for a compulsory audit). Since the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations, we may also face civil claims, including representative actions and other types of litigations that are similar to class action in the U.S. (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.
Following the United Kingdom’s departure from the European Union, commonly known as “Brexit,” the data protection obligations under the EU GDPR continue to apply in the United Kingdom in a largely unchanged form through the “UK GDPR.” The UK GDPR operates alongside the United Kingdom Data Protection Act 2018, which incorporates certain derogations from the UK GDPR into United Kingdom law. Under the UK GDPR, companies outside the United Kingdom that process personal information related to offering goods or services to, or monitoring the behavior of, individuals in the United Kingdom are subject to the UK GDPR. The requirements of the UK GDPR are currently very similar to those of the EU GDPR. The government of the United Kingdom adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026). In 2026, the United Kingdom’s Information Commissioner’s Office launched a consultation on draft guidance concerning automated decision-making, including profiling, reflecting changes to the UK GDPR introduced by the Data Use and Access Act 2025. These developments, and any resulting guidance or enforcement activity, may further affect how we use automated decision-making tools and could increase our compliance obligations and regulatory risk. Compliance with the UK GDPR and any divergences from the EU GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal information, such as sensitive information, may increase our privacy compliance obligations and risk of regulatory action for non compliance. Brexit also affects the transfer of personal information between the United Kingdom and the EEA, and vice versa. The GDPR may increase our responsibility and liability concerning the personal information we process when such processing is subject to the GDPR, and we may need to implement additional mechanisms to ensure compliance with the GDPR, including additional mechanisms required by individual countries.

We may also be subject to European Union regulations regarding cross-border transfers of personal information outside the EEA. Transfers of personal information between the United Kingdom and the EEA are currently unrestricted and do not require additional safeguards, as the EEA has formally recognized the United Kingdom’s data protection regime as “adequate,” and the United Kingdom has reciprocally approved the adequacy of the European Union’s data protection standards. Consequently, personal information transfers between the EEA and the United Kingdom remain unrestricted and do not necessitate any additional safeguards. However, the European Union’s adequacy decision concerning the United Kingdom is subject to regular review and may be revoked if the United Kingdom’s data protection laws deviate from their current standards. While the risk is considered low, failure by the European Commission to renew the United Kingdom’s adequacy decision could require us to implement alternative data transfer mechanisms, increasing compliance costs and legal complexity. This may disrupt United Kingdom-EEA data flows and affect our cross-border operations.
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA to the United States. In July 2020, the European Union-United States Privacy Shield was declared an invalid personal information transfer mechanism between the European Union and the U.S. and in June 2021, the European Commission published a new set of standard contractual clauses (“New SCCs”), which apply to the transfer of personal information outside of the European Union to a country not approved by the European Union as providing an adequate level of protection for the processing of personal information. The New SCCs must be used for all relevant transfers of personal information outside the EEA since December 27, 2022. Since then, on July 11, 2023, the European Commission determined that the European Union-United States Data Privacy Framework, a new mechanism for transferring personal information from the EEA to the United States, ensures a level of protection for personal information transferred from the EEA to the U.S., comparable to that within the European Union. Similarly, the United Kingdom has approved an extension to this framework, which came into force on October 12, 2023. However, this decision may face legal challenges and such challenges may focus on the adequacy of U.S. redress mechanisms and surveillance safeguards, particularly under the standards set by the Court of Justice of the European Union in relation to the European Union-U.S. Privacy Shield. Additionally, on March 21, 2022, the United Kingdom implemented its own international data transfer agreement (“IDTA”) and an addendum to the New Standard Contractual Clauses (“UK Addendum”). For all contracts involving the transfer of data originating from the United Kingdom entered into after September 21, 2022, organizations are required to use either the IDTA or the New SCCs together with the UK Addendum. Existing contracts that rely on standard contractual clauses for transferring United Kingdom-originated data were required to be updated to comply with the IDTA or the New SCCs along with the UK Addendum by March 21, 2024. We may make use of the New SCCs and the UK Addendum, as relevant, to transfer personal information outside the EEA and the United Kingdom with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue, which could increase compliance burdens, disrupt data-dependent operations or expose us to regulatory risk. The GDPR, as well as other laws and/or regulations concerning privacy and data protection, increase our compliance obligations, affect our collection, processing, retention and transfer of personal information and reporting obligations (including in respect of personal information security breaches), and provide for increased penalties for non-compliance.
As the regulatory guidance and enforcement landscape in relation to data transfers continues to develop, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes and we and our customers face the potential for regulators in the EEA or the United Kingdom to apply different standards to the transfer of personal information to the United States and other non-EEA countries and to block or require ad hoc verification of measures taken with respect to certain data flows to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal information from the EEA or the United Kingdom and increase our costs. We may also be required to renegotiate contracts with third-party vendors or sub-processors, particularly where evolving regulatory standards render existing safeguards insufficient or unenforceable under applicable data transfer laws.
These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal information transfers to/in the United States. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints and regulatory investigations or fines and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our business, financial condition, and results of operations.

We depend on a number of third parties in relation to the operation of our business, a number of which process personal information on our behalf. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/ or the relevant personal information from the risks associated with the third-party processing, storage and transmission of such data. Any violation of data or security laws, or of our relevant measures and safeguards, by our third party processors could have a material adverse effect on our business, result in applicable fines and penalties, damage our reputation, and/ or result in civil claims.
Further, in the EEA and UK, regulators continue to focus on compliance with requirements in the online behavioral advertising ecosystem, including cookies and e-marketing, and current national laws that implement the Privacy and Electronic Communications Directive (“ePrivacy Directive”). Although the European Union recently withdrew its plans to enhance the ePrivacy Directive, the existing rules still impose strict obligations regarding user consent for electronic communications, including cookies, direct marketing and other online tracking technologies. Failure to comply with these requirements could result in regulatory enforcement actions, significant fines and reputational harm. In the European Union and United Kingdom, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. Under the applicable laws, authorities in EEA and UK states have the power to impose substantial financial penalties for non-compliance. Additionally, enforcement trends indicate an increasing scrutiny of consent mechanisms, particularly regarding the validity of user consents and the transparency of data collection practices. Any changes in the interpretation or enforcement of the ePrivacy Directive could impact our European operations and require additional compliance efforts, potentially increasing costs and limiting our ability to collect and process customer data for business purposes.
Although we are not a designated “gatekeeper” or online platform under the Digital Markets Act (“DMA”) or Digital Services Act (“DSA”), and these regimes do not apply to our core consumer retail model, the DMA imposes strict rules on designated gatekeepers, potentially affecting how we engage with major online platforms for advertising and sales. The DSA enhances content moderation, transparency, and accountability requirements for online services, which could impose additional compliance burdens on businesses that host third-party content. The UK’s Online Safety Act, which applies to user-to-user and search services, is not currently applicable to our business based on the functionality of our platform.
Additionally, a growing number of jurisdictions—including within the European Union and beyond—are considering or enacting data localization laws requiring certain types of personal information to be stored and processed within specific geographic regions. Such laws, if applied to our operations, could increase infrastructure costs, limit our ability to leverage global cloud and analytics solutions, and introduce complexities in managing cross-border data flows. Compliance with evolving data sovereignty requirements may necessitate operational adjustments and additional investment in localized data processing capabilities, potentially impacting efficiency and scalability. Because the interpretation and application of privacy and data protection laws such as the CCPA and GDPR, and the related regulations and standards, are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions. As such, we could inadvertently fail to comply or be alleged to have failed to comply with such laws, regulations and standards and consequently be subject to significant statutory damages and negative publicity, including as associated with class action litigation and/or costs associated with modifying our solutions and business strategies.
Furthermore, compliance with legal and contractual obligations may require us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policy. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even as a result of circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, state attorneys general and other federal, state and foreign regulators and private litigants alleging violations of privacy or consumer protection laws.
In November 2025, the European Commission proposed a Digital Omnibus package, which would make targeted amendments to several existing European Union digital laws, including the AI Act (as defined below), the EU GDPR, the NIS 2 Directive, the European Union’s Data Act (the “Data Act”), and other related frameworks, with the stated aim of simplifying and streamlining aspects of the European Union digital regulatory landscape. The European Parliament adopted its negotiating position on the AI limb of the Digital Omnibus package on March 26, 2026, which includes proposed amendments affecting the timing and scope of certain AI-related obligations. The proposed amendments remain subject to ongoing trilogue negotiations between the European Parliament, the Council of the European Union and the European Commission, and the timing and final form therefore remain uncertain. Any such changes may require us to reassess certain compliance positions and adjust technical or legal practices accordingly. Although the Digital Omnibus package proposal is intended to reduce administrative burden, any amendments to these frameworks may require us to reassess certain compliance positions and adjust technical or legal practices accordingly, which could affect our operations in the European Union. In any case, we are conscious of the extensive and evolving regulatory frameworks in the jurisdictions in which we operate, especially in Europe. Notably, the Data Act, which became applicable from September 12, 2025, introduces obligations concerning the access, sharing, and use of data generated by connected devices and related data ecosystems. Although our core business is not the primary focus of the Data Act, certain provisions may affect how we manage data in certain business functions, including through our use of third-party platforms or cloud providers. While the direct impact is currently expected to be limited, compliance with the Data Act may increase administrative and contractual complexity in how we manage, process, and share data across our operations, and we continue to monitor the scope and impact of these developments. Additionally, the General Product Safety Regulation, effective from December 13, 2024, imposes stricter safety and transparency obligations on online retailers, including ensuring that product information is clear and traceable.
Furthermore, applicable product liability laws implementing Directive (EU) 2024/2853 may expose us to liability for defective or misleading marketed clothing and accessories. Any actual or perceived non-compliance with these rapidly changing laws, regulations or standards or our contractual obligations relating to privacy, data protection and consumer protection by us or the third-party companies we work with could result in litigation and proceedings against us by governmental entities, consumers or others, fines and civil or criminal penalties for us or company officials, obligations to cease or recall, offerings or to substantially modify our business in a manner that makes it less effective in certain jurisdictions, negative publicity and harm to our brand and reputation and reduced overall demand for our products, any of which could have an adverse effect on our business, financial condition, and results of operations.
We are subject to risks related to online payment methods.
We currently accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. While we use a third party to process payments, we are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our service providers fail to comply with PCI DSS or to meet other payment card or other industry standards, we may be subject to financial penalties or the allocation by the card brands of the costs of fraudulent charges to us, or restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business and reputation.
We utilize AI, which could expose us to liability or adversely affect our business.
The adoption of generative AI technologies in our operations introduces distinct risks, notably in data management and data privacy. No assurance can be provided that our use of such AI technologies will enhance our products or operations or produce the intended results. These AI systems, capable of synthesizing customer interactions and generating personalized recommendations, could inadvertently use sensitive data to train future models. If this were to occur within a public model, this raises the possibility of reputational damage and legal challenges, especially if false or inaccurate information is disseminated. Any integration of AI technologies in our or any of our third-party service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Even if we successfully integrate AI technologies into our workflows, subsequent developments in underlying AI models could result in output that is incorrect, insufficient, or outdated. Additionally, the need for AI systems to access extensive datasets heightens the risk of data breaches, potentially leading to unauthorized disclosure of sensitive customer and company information. Such breaches could result in identity theft, financial fraud, and non-compliance with privacy and data protection laws and regulations, thereby exposing us to regulatory penalties and legal liabilities. Further, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias or contain other errors or inadequacies, any of which may not be easily detectable. We increasingly rely on AI and machine learning to inform our product assortment, quantify future demand and customize inventory allocation. If these algorithms are flawed, or if the underlying data is inaccurate, it could lead to suboptimal buying decisions, severe inventory shortages, or excess inventory and subsequent markdowns, which would negatively impact our gross margins and financial performance. AI has also been known to produce false or “hallucinatory” inferences or outputs, may present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges. In addition, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI solutions, including those incorporated in our products and services.

If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy and data protection, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various United States governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws and regulations to AI or are considering general legal frameworks for AI. The European Union has adopted a regulatory framework governing certain artificial intelligence systems (the “AI Act”), which entered into force on August 1, 2024 and is expected to become applicable on a phased basis. The AI Act imposes a range of obligations depending on the nature and risk profile of the relevant AI system. The regulatory framework continues to evolve, including through proposed amendments under the Digital Omnibus package adopted by the European Parliament on March 26, 2026, which remain subject to ongoing trilogue negotiations. The timing and final form of these developments remain uncertain, and may affect how we develop, deploy and use AI technologies. Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover or €35 million. We are actively assessing the scope of application, impact, and risk of these developments in the European Union and the United Kingdom on our business and will continue to assess this moving forward. We may not be able to anticipate how to respond to these rapidly evolving frameworks and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI. In essence, while generative AI offers significant opportunities for innovation and efficiency in our operations, it also demands stringent management to ensure the protection of data integrity, customer and employee safety, regulatory compliance, and the maintenance of our reputation.
Use of social media, influencers, emails, and SMS marketing in ways that do not comply with applicable laws and regulations may lead to the loss or infringement of intellectual property, result in unintended disclosure, harm our reputation, or subject us to fines or other penalties.
We use social media, emails and SMS marketing as part of our omnichannel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, third parties acting at our direction, or other third parties (including influencers) may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, customers, third-party vendors, or others. Information concerning us or our customers, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects.
In addition, an increase in the use of social media for product promotion and marketing may increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. Private parties have in the past and may in the future bring claims on a similar basis. We do not prescribe what our influencers post and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business, financial condition, and results of operations.
Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.
We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source license terms. Some open source licenses require users to distribute or make available on open source license terms all or part of our proprietary software, which in some circumstances could include valuable proprietary source code. While we employ practices designed to monitor our compliance with the licenses of open source software and try to ensure that we do not use any open source software in a manner that would require us to disclose our proprietary source code, we cannot guarantee that we will be successful. We cannot guarantee that license terms applicable to all open source software are reviewed prior to use in our products or applications, or that developers have not incorporated (and will not in the future incorporate) open source software into our products or applications without our knowledge.
Claims from third parties regarding our use of open source software could result in litigation and could require us to purchase costly licenses, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them. In addition, the use of third-party open source software typically carries greater technical and legal risks than the use of third-party commercial software because open source licensors generally do not provide support, warranties, or controls on the functionality or origin of the software. To the extent that our applications depend upon the successful operation of open source software, any undetected errors or defects could prevent the deployment or impair the functionality of our systems and injure our reputation. Use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to compromise our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Other Legal, Regulatory and Taxation Matters
Government regulation of the internet and e-commerce continues to evolve and unfavorable changes or failure by us to comply with these regulations, whether or not inadvertent, could substantially harm our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce, or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection, and internet neutrality. It is still not clear how some existing laws governing issues such as property ownership, sales and other taxes, and customer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations as they may evolve. Any failure by us, or third parties acting at our direction, to abide by applicable laws and regulations in the use of these platforms could subject us to proceedings or actions against us by governmental entities, customers, suppliers or others, regulatory investigations, class action lawsuits, liability, fines, or other penalties and adversely affect our business, financial condition, and results of operations. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by customers and suppliers, and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries or territories may seek to censor content available on our site or may even attempt to completely block access to our site. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries or territories, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenue and expand our business as anticipated.
Existing and potential tariffs imposed by the United States or other governments, new trade restrictions or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition, and results of operations.
The United States and the countries in which our products are produced or sold, including China, have imposed, and may in the future impose, additional quotas, duties, tariffs or other restrictions or regulations or may adversely adjust prevailing quota, duty or tariff levels. The results of any audits or related disputes regarding these restrictions or regulations (including, for example, regarding the proper import classification for a given product) could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Adverse changes in, or withdrawal from, trade agreements or political relationships between the United States and countries where we sell or source our products, could negatively impact our results of operations or cash flows.
For example, in recent years, the U.S. government has imposed increased tariffs on imports from certain foreign countries, such as China, under Section 301 of the Trade Act of 1974. Any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. Any such future tariffs by the United States or other countries could have a significant impact on our business. Trade restrictions, including tariffs, quotas, economic sanctions, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.
For instance, in August 2025, the United States indefinitely suspended the “de minimis exemption” under Section 321 of the Tariff Act of 1930. The de minimis exemption had enabled importers to enter low value shipments into the United States without paying duties or going through the formal entry process. Despite certain flexibilities for postal shipments, such as the ability to pay a flat fee per parcel that applied until February 2026, or the application of a 10% tariff under Section 122 of the Trade Act of 1974 until July 24, 2026, the indefinite suspension of the de minimis exemption could have an adverse effect on our business, which is centered on direct-to-consumer sales.
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions, and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs or other trade restrictions between the United States and other countries where we currently or might in the future manufacture or sell our products, could adversely impact our business. The United States has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. In 2025, the United States imposed tariffs on virtually all countries at rates ranging from 10% to 50% under the IEEPA. However, in February 2026, the U.S. Supreme Court held the IEEPA tariffs unlawful. In response, the President quickly imposed a 150-day 10% tariff covering most products from virtually all countries under Section 122, and has indicated that the tariff rate will increase to 15%. The President also signaled his intention to impose additional tariffs under other authorities and the Office of the U.S. Trade Representative has launched two new investigations under Section 301 on imports from a total of 60 countries. These investigations could lead to the imposition of additional tariffs on imports from a substantial number of countries, including China. Given the time-limited nature of the Section 122 tariffs, the prospect of new or increased tariffs, the adoption of policies that require or encourage the use of U.S.-origin goods, and the potential retaliation by other governments against such tariffs and policies, there is significant uncertainty in the U.S. market. In addition, the United States also recently announced an intent to impose 50% tariffs on certain products of Canada, effective August 19, 2026, under authorities provided in Section 338 of the Tariff Act of 1930. Such changes could adversely impact our business and could increase the costs of new store build-out, increase the costs of sourcing our products, or could require us to source more of our products from other countries.
While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs or shift production between manufacturers in different countries, such efforts may not yield immediate results, may be ineffective, or may be impossible to implement in the near term. For example, we shifted approximately 20% of production capacity from China to Vietnam, the U.S. and Mexico, which means that the U.S. government’s tariffs on certain imports from China under Section 301 affected only approximately 32% of finished goods as of 2025. In 2025, we increased our production capacity in Vietnam by 16%. Goods that are of Vietnamese origin may incur U.S. Customs and Border Protection scrutiny (and, possibly, higher tariffs) due to concerns about “transshipment,” given the prevalence of this practice in the region. Further, we may be required to shift production capacity back to China (or other countries whose imports are subject to higher duties, such as antidumping and countervailing duties) due to lack of manufacturing expertise or capacity in relatively lower-tariff countries. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect our net revenue.
We are also dependent on international trade agreements and regulations. Adverse changes in, or withdrawals from, trade agreements or political relationships between the United States and countries where we sell or source our products, could negatively impact our results of operations or cash flows.
If we fail to anticipate and manage any of these dynamics successfully, our gross margin and profitability could be adversely affected.

We face exposure to foreign currency exchange rate fluctuations.
Certain of our foreign revenue and costs are denominated in currencies other than the U.S. dollar and are subject to currency risk. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar have affected and may in the future continue to affect our net revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it has been, and may continue to be, more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Failure by us or our suppliers to comply with trade and other regulations including importation, exportation, product safety, labeling, labor or other laws or to provide safe conditions for our or their workers, may lead to investigations or actions by government regulators, damage our reputation and brand and harm our business.
The labeling, distribution, importation, marketing, and sale of our products is subject to regulation by various federal, state, local, and international regulatory authorities in the countries in which our products are currently distributed or sold, including the FTC and the Federal Consumer Product Safety Commission. Product safety, labeling, and licensing regulations, including consumer disclosure and warning regarding chemical exposure, may require us to remove selected products from our inventory. Such recalls or removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our actual or alleged failure to comply with such regulations may in the future subject us to investigations, enforcement actions, and the imposition of significant penalties and claims, which could harm our results of operations or our ability to conduct business. Any legal proceedings, audits, or inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of revenue. Further, we contract with numerous domestic and international supply chain partners. Failure of our suppliers, vendors, and other partners to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing tax laws, changes to existing tax laws or the interpretation thereof, or the introduction of new tax laws (including with respect to sales taxes, VAT, and similar taxes) proposed or implemented by the current or a future U.S. presidential administration, Congress or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, or on our suppliers or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions and maintaining our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Additionally, tax authorities at the foreign, federal, state, and local levels continue to review and revise the treatment of companies engaged in e-commerce. New or revised foreign, federal, state, or local tax laws, regulations or court decisions may subject us or our customers to additional sales, income, and other taxes. Following the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., states may require out-of-state sellers to collect and remit sales taxes even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. Since the Supreme Court’s Wayfair decision, many states have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. In addition, the imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business, financial condition, and results of operations.
We may be subject to claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to employment-related claims, product liability claims, commercial disputes, and copyright infringement, challenging trademarks and other intellectual property claims, as well as trade, regulatory, and other claims related to our business or our sustainability practices, statements, and goals. For example, from time to time, current or former employees will file lawsuits alleging unfair labor practices or violations of federal or state labor or antidiscrimination laws. We intend to vigorously defend against these lawsuits. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our customers and our brand image.
Risks Related to Ownership of Our Common Stock
The public trading price of our common stock may be volatile, and the value of our common stock may decline.
We cannot predict the prices at which our common stock will trade. The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include the following:
•changes to our business operations and strategy;
•actual or anticipated fluctuations in our financial condition, and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other apparel and footwear companies generally, or those in our industry in particular;
•the sustainability targets we may provide to the public, any changes in these targets, or our failure to meet them;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;

•sales of large blocks of our common stock, including sales by our directors, executive officers, and principal stockholders or by their affiliates;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States and globally; and
•other events or factors, including those resulting from geopolitical conflicts, pandemics, incidents of terrorism, or responses to these events.
In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class action litigation has been instituted against these companies. This litigation, if instituted against us, could adversely affect our business, financial condition, and results of operations. If a market for our common stock does not develop or is not maintained, the liquidity and price of our common stock could be adversely affected.
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses or otherwise maintain effective internal controls, we may not be able to accurately report our financial results of operations which may adversely affect investor confidence.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As a private company, we have not historically prepared public company financial statements.
In connection with the audit of our 2025, 2024 and 2023 consolidated financial statements, we identified the following material weaknesses in our internal control over financial reporting:
•we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain evidence of the consistent execution of control activities across all significant business processes, including the preparation and review of account reconciliations and journal entries;
•we did not design and maintain an effective risk assessment and monitoring process. Specifically, we lacked a formal process related to identifying and analyzing risks of material misstatement in financial reporting and the monitoring of internal controls; and
•we did not design and maintain effective IT general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored, and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in immaterial revisions in the Company’s previously issued 2024 and 2023 consolidated financial statements. Each of the material weaknesses described above could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We have concluded that these material weaknesses occurred because, prior to our initial public offering in July 2026, we were a private company and did not have the necessary systems, business processes, and related internal control to satisfy the accounting and financial reporting requirements of a public company. We plan to undertake the following steps to address these material weaknesses:
•hiring and retaining additional accounting, finance and IT personnel with appropriate public company reporting and internal controls expertise;
•formalizing and documenting our internal control framework, including risk assessment and monitoring activities;
•designing and implementing enhanced review and approval controls over journal entries, account reconciliations, and financial reporting processes;
•strengthening segregation of duties through both procedural changes and system-based controls; and
•improving IT general controls, including controls over user access provisioning and termination, privileged access monitoring, change management, computer operations, and implementation of new technology.
We may incur significant costs in connection with remediating these material weaknesses. Neither we nor our independent registered public accounting firm have tested the effectiveness of our internal control over financial reporting and we cannot assure you that we will be able to successfully remediate the material weaknesses described above. Even if we successfully remediate such material weaknesses, we cannot assure you that we will not suffer from these or other material weaknesses in the future.
We recently identified immaterial errors in our previously issued consolidated financial statements, resulting in the revision of our financial statements for 2024 and 2023. If we discover additional errors in the future, it could adversely affect investor confidence and our stock price.
During the preparation of our consolidated financial statements for 2025, we identified and corrected certain accounting errors in our previously issued financial statements for 2024 and 2023 related to the classification of bad debt expense, accounts receivable, prepaid assets, and current lease liabilities. While these revisions were immaterial to our previously filed financial statements, the discovery of further errors in the future could require us to restate or revise our financial statements again. Any such future restatements or revisions could result in a loss of investor confidence in the accuracy of our financial reporting, which could have a material adverse effect on our stock price and our business.
Certain of our significant stockholders have significant influence over us, including significant influence over decisions that require the approval of stockholders, which may be inconsistent with the interests of our other stockholders.
Permira is a significant stockholder of the Company. Following our initial public offering, Permira beneficially owned approximately 49.2% of our outstanding shares of common stock. As a result, while we are not considered to be a “controlled company” under the NYSE corporate governance rules, Permira and its affiliates have the ability to exercise significant influence over decisions requiring stockholder approval, including amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. Further, so long as Permira continues to own at least 5% of the aggregate number of shares of common stock then issued and outstanding, it has the ability to nominate at least one individual to our board of directors pursuant to a stockholders’ agreement that we have entered into with Permira and certain other stockholders (the “Stockholders’ Agreement”).
Following our initial public offering, the Aflalo Family Trust, established U/T/A dated November 8, 2018, as amended (the “AFT Stockholder”), beneficially owned approximately 19.8% of the outstanding shares of common stock. Pursuant to the Stockholders’ Agreement, for so long as the AFT Stockholder owns at least 5% of the aggregate number of shares of common stock then issued and outstanding, the AFT Stockholder is entitled to nominate Yael Aflalo as a director. Four of our eight directors are affiliated with Permira and one of our directors are affiliated with the AFT Stockholder. These directors have fiduciary duties to us and, in addition, have duties to Permira and the AFT Stockholder, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Permira or the AFT Stockholder, whose interests may be adverse to ours in some circumstances.
Further, as a result, Permira and the AFT Stockholder acting together, are able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors. Permira and the AFT Stockholder’s interests may be different from or conflict with the interests of our other stockholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.

Permira and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. Permira or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our significant stockholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We do not intend to pay dividends for the foreseeable future.
Although we have declared cash dividends in the past, including a cash dividend of an aggregate amount of approximately $90 million on the outstanding shares of our common stock in June 2026 prior to our IPO, we do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of the Credit Agreement currently limit our ability to pay certain dividends and future agreements governing our indebtedness may also limit our ability to pay certain dividends. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. See “Dividend Policy.”
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions include:
•from and after the date on which Permira holds less than 20% of the aggregate number of shares of common stock then issued and outstanding (the “Voting Threshold Date”), our board of directors will be classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause; provided, however, that such classification will not take effect if, prior to the time it would otherwise become effective, our board of directors, by the affirmative vote of a majority of the directors then in office, elects not to effect such classification, subject to the terms as set forth in our amended and restated certificate of incorporation;

•from and after the date on which Permira and the AFT Stockholder (as defined herein) no longer collectively own (directly and indirectly) at least fifty percent (50%) of the voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•special meetings of our stockholders may not be called by our stockholders;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders;
•subject to the Stockholders’ Agreement, certain amendments to our amended and restated certificate of incorporation and any amendments to our amended and restated bylaws will require the approval of at least a majority of our board of directors or approval of holders of at least 66 2/3% of the then outstanding voting power of our capital stock;
•subject to the Stockholders’ Agreement, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders, subject to the Stockholders’ Agreement;
•no provision of our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates; and
•we have authorized blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.
In addition, we have opted out of Section 203 of the DGCL (“Section 203”), but our amended and restated certificate of incorporation will provide that the restrictions contained in Section 203 will apply to us immediately following the time at which all of the following conditions exist (if ever): (i) Section 203 by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to us and (ii) Permira and its affiliates and associates beneficially own less than 5% of the shares of common stock held by them upon completion of our initial public offering. Moreover, our amended and restated certificate of incorporation will provide that, unless and until these conditions all exist, we will be governed by provisions substantially similar to Section 203. These provisions and Section 203 each prevent some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations with us without the approval of the holders of substantially all of our outstanding common stock; provided, however, that unless and until we are governed by Section 203, Permira and its affiliates and associates will not be prohibited from engaging in such business combinations with us. See “Description of Capital Stock—Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Certain Provisions of Delaware Law—Section 203 of the DGCL.” These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. See “Description of Capital Stock.”
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and the U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Reformation to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court (as appropriate) located within the State of Delaware; provided, however, that the foregoing provision would not apply to (i) any action brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction, or (ii) any action asserting a claim arising under the Securities Act; and (B) the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a claim arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision. Our amended and restated certificate of incorporation includes the provision outlined in (B) to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations.
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws (including the Securities Act and the Exchange Act) and the rules and regulations thereunder.
We are an “emerging growth company,” and the reduced reporting and disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 27, 2031; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
General Risk Factors
The requirements of being a public company may increase our costs, strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit and compensation and leadership management committees and qualified executive officers.
As a result of the disclosure obligations required of a public company, our business and financial condition is more visible than it was as a private company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 has required, and will continue, to require that we incur substantial expenses and expend significant management efforts. We have and will likely need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be additional material weaknesses. Any new material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.
During the evaluation and testing process of our internal control, if we identify one or more additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses. Significant estimates and judgments include revenue recognition, return reserves, inventory reserves, stock-based compensation and the fair value of our common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Extreme weather conditions, natural disasters, public health crises, political crises and instability and other catastrophic events, including those caused or exacerbated by climate change, could negatively impact our results of operations and financial condition.
Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, retail stores, suppliers, customers, distribution centers, vendors and/or wholesale partners are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, landslides, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political and geopolitical instability or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations or the operations of our suppliers and other partners or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. For example, our principal offices are located in Vernon, California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage or disruption. In particular, these types of events could impact our global supply chain, including the ability of suppliers to provide raw materials, labor and finished goods where and when needed, the ability of third parties to ship products, and our ability to ship products to customers from or to the impacted region(s). For example, in January 2025, the Los Angeles wildfires resulted in the temporary closure of all of our Los-Angeles area stores for several days and, ultimately, in the extended closure of our Pacific Palisades store, which remains closed, resulting in lost revenue and profits.
We may require additional capital to support business growth, and this capital might be unavailable or might be available only by diluting existing stockholders.
We intend to continue making investments to support our business growth and may require additional funds to support this growth. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent, if any, of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. Recently, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Any such volatility in and disruptions to the equity or debt markets, or further deterioration of such markets, including as a result of political unrest or war, may make any necessary equity or debt financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
From March 29, 2026 through June 27, 2026, we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 10,274 shares of our common stock issuable upon the vesting and settlement of restricted stock unit awards.
From March 29, 2026 through June 27, 2026, we issued and sold to our directors, officers, employees, consultants, and other service providers an aggregate of 3,093 shares of common stock in connection with the exercise of options granted under our equity incentive plans at a weighted average exercise price of $8.04 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On July 31, 2026, we completed our initial public offering of 14,062,500 shares of our common stock at a price to the public of $15.00 per share, which included the sale by the selling stockholders of 4,583,679 shares of our common stock. The shares of common stock sold in our initial public offering were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-297039), which was declared effective by the U.S. Securities and Exchange Commission on July 29, 2026. On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. Our shares of common stock were sold at an initial public offering price of $15.00 per share, which generated aggregate gross proceeds of $142.2 million for our account and $72.2 million for the accounts of the selling stockholders. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the IPO.
We received net proceeds from our initial public offering of approximately $125.7 million after deducting underwriting discounts and commissions of $10.0 million and offering costs of approximately $6.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Following the initial public offering, we used $110.0 million of the net proceeds for the partial repayment of term loans under the Credit Agreement and $8.5 million to repurchase shares of common stock and outstanding stock options from certain existing stockholders and employees. The remaining proceeds will be used to pay for expenses associated with the IPO and for general corporate purposes.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 27, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Reformation Inc. (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the SEC on August 3, 2026).
3.2	Amended and Restated Bylaws of Reformation Inc. (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K filed with the SEC on August 3, 2026).
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.1*	Registration Rights Agreement, dated as of July 28, 2026, by and among Reformation Inc. and the other parties party thereto.
10.2*
Stockholders Agreement, dated as of July 28, 2026, by and among Reformation Inc., Refo SCSp, the Aflalo Family Trust, established U/T/A dated November 8, 2018, as amended, and the other parties thereto.

10.3
Form of Securities Repurchase Agreement (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.4
Form of Reformation Inc. Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.5*	Reformation Inc. 2026 Omnibus Incentive Plan.
10.6
Reformation Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.7
Form of Performance Stock Unit Award Agreement for CEO Stock Price Award granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.8
Form of One-Time IPO Restricted Stock Unit Award Agreement granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.9
Form of One-Time Fully Vested Restricted Stock Unit Award Agreement granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.10
Form of Restricted Stock Unit Award Agreement granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.11
Form of Stock Option Award Agreement granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.12
Form of Director Restricted Stock Unit Award Agreement granted under the Reformation Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.13
Change in Control and Severance Policy (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.14
Participation Agreement to Change in Control and Severance Policy (Hali Borenstein) (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.15
Form of Participation Agreement to Change in Control and Severance Policy (Named Executive Officers other than CEO) (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.16
Outside Director Compensation Policy (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.17
Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.18
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.19
Employment Letter Agreement between LYMI Inc. and Hali Borenstein (incorporated by reference to Exhibit 10.22 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.20
Employment Letter Agreement between LYMI Inc. and Joshua Moore (incorporated by reference to Exhibit 10.23 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.21
Employment Letter Agreement between LYMI Inc. and Ivan Tchakarov (incorporated by reference to Exhibit 10.24 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.22
Reformation Inc. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.25 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

10.23
Amendment No. 1 to Credit and Guaranty Agreement, dated as of June 17, 2026, among LYMI Inc., Ref Holdings, Inc. and the subsidiaries of LYMI Inc. from time to time party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.27 filed with the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REFORMATION INC.

Date: September 11, 2026	By:	/s/ Hali Borenstein
Hali Borenstein
President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2026	By:	/s/ Joshua Moore
Joshua Moore
Chief Financial Officer (Principal Financial and Accounting Officer)