Form 10-Q
period 2026-09-26
Reformation Inc.
filed 2026-11-06
CIK 1787117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 20, 2026 the registrant had 59,079,320 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to remediate material weaknesses and otherwise maintain effective internal controls; and
•other risks and uncertainties discussed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and subsequent filings with the Securities and Exchange Commission.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Reformation Inc. Condensed Consolidated Balance Sheets (Unaudited) September 26, 2026 and December 27, 2025

(in thousands, except share and per share data)	September 26, 2026	December 27, 2025

Assets
Cash and cash equivalents	$97,748	$65,473
Accounts receivable, net	20,861	18,407
IEEPA tariff receivable	310	-
Inventories	83,841	60,640
Prepaid expenses and other current assets	24,365	16,393
Total current assets	227,125	160,913
Property and equipment, net	91,417	83,346
Right-of-use assets	185,687	167,695
Intangible assets, net	768	1,396
Trade name	309,100	309,100
Goodwill	209,421	209,421
Other noncurrent assets	4,787	5,996
Total assets	1,028,305	937,867
Liabilities and Stockholders' Equity
Accounts payable	$17,001	$7,656
Accrued expenses and other current liabilities	83,746	66,828
Current lease liabilities	19,065	16,670
Current portion of long-term debt	3,213	8,250
Deferred revenue	6,041	6,740
Total current liabilities	129,066	106,144
Long-term debt, net of current portion	130,775	147,724
Noncurrent lease liabilities	184,305	166,837
Deferred income tax liabilities	70,445	68,072
Deferred revenue, net of current portion	5,787	3,064
Other noncurrent liabilities	5,575	5,229
Total liabilities	525,953	497,070
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.0001 par value; 500,000,000 and 107,025,000 shares authorized as of September 26, 2026 and December 27, 2025, respectively; 59,079,320 and 49,784,379 shares issued and outstanding as of September 26, 2026 and December 27, 2025, respectively	6	5
Additional paid-in capital	502,652	358,274
Retained earnings	168	82,493
Accumulated other comprehensive (loss) income	(474)	25
Total stockholders' equity	502,352	440,797
Total liabilities and stockholders' equity	$1,028,305	$937,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) 13 and 39 Weeks Ended September 26, 2026 and September 27, 2025

	13 Weeks Ended		39 Weeks Ended

(in thousands except share and per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Net revenue	$173,565	$145,715	$441,097	$356,879
Cost of goods sold	68,680	61,327	153,744	140,047
Gross profit	104,885	84,388	287,353	216,832
Operating expenses
Marketing expenses	14,628	12,186	38,570	31,978
Selling, general and administrative expense	82,827	62,037	235,169	166,008
Total operating expenses	97,455	74,223	273,739	197,986
Income from operations	7,430	10,165	13,614	18,846
Other (expense) income
Interest expense	(4,973)	(3,997)	(11,787)	(12,184)
Interest income	1,369	412	1,867	1,481
Loss on extinguishment of debt	(2,220)	—	(2,220)	—
Other income, net	117	471	1,301	706
Total other (expense) income	(5,707)	(3,114)	(10,839)	(9,997)
Income before income taxes	1,723	7,051	2,775	8,849
Income tax provision	2,859	2,083	3,651	2,517
Net income (loss)	(1,136)	4,968	(876)	6,332
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	63	(366)	(499)	337
Total comprehensive income (loss)	$(1,073)	$4,602	$(1,375)	$6,669
Earnings (loss) per share
Basic	$(0.02)	$0.10	$(0.02)	$0.13
Diluted	$(0.02)	$0.10	$(0.02)	$0.12
Weighted-average shares used in per share calculation
Basic	56,012,207	49,784,463	51,864,109	49,784,463
Diluted	56,012,207	51,293,141	51,864,109	51,262,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) 13 and 39 Weeks Ended September 26, 2026 and September 27, 2025

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at June 27, 2026	49,793,037	$5	$375,957	$1,304	$(537)	$376,729
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	9,478,821	1	124,201	—	—	124,202
Stock-based compensation expense	—	—	11,002	—	—	11,002
Repurchase and retirement of common stock	(192,538)	—	(2,686)	—	—	(2,686)
Settlement of employee stock options	—	—	(5,822)	—	—	(5,822)
Net loss	—	—	—	(1,136)	—	(1,136)
Foreign currency translation adjustment	—	—	—	—	63	63
Balances at September 26, 2026	59,079,320	$6	$502,652	$168	$(474)	$502,352

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at June 28, 2025	49,784,379	$5	$357,747	$71,219	$269	$429,240
Stock-based compensation expense	—	—	290	—	—	290
Net income	—	—	—	4,968	—	4,968
Foreign currency translation adjustment	—	—	—	—	(366)	(366)
Balances at September 27, 2025	49,784,379	$5	$358,037	$76,187	$(97)	$434,132

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at December 27, 2025	49,784,379	$5	$358,274	$82,493	$25	$440,797
Issuance of common stock from exercise of stock options	8,658	—	67	—	—	67
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	9,478,821	1	124,201	—	—	124,202
Stock-based compensation expense	—	—	35,380	—	—	35,380
Recapitalization dividend	—	—	(6,762)	(81,449)	—	(88,211)
Repurchase and retirement of common stock	(192,538)	—	(2,686)	—	—	(2,686)
Settlement of employee stock options	—	—	(5,822)	—	—	(5,822)
Net loss	—	—	—	(876)	—	(876)
Foreign currency translation adjustment	—	—	—	—	(499)	(499)
Balances at September 26, 2026	59,079,320	$6	$502,652	$168	$(474)	$502,352

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stockholders' Equity
	Shares	Amount

Balances at December 28, 2024	49,784,379	$5	$357,179	$69,855	$(434)	$426,605
Stock-based compensation expense	—	—	858	—	—	858
Net income	—	—	—	6,332	—	6,332
Foreign currency translation adjustment	—	—	—	—	337	337
Balances at September 27, 2025	49,784,379	$5	$358,037	$76,187	$(97)	$434,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) 39 Weeks Ended September 26, 2026 and September 27, 2025

	39 Weeks Ended

(in thousands)	September 26, 2026	September 27, 2025
Cash flows from operating activities
Net income (loss)	$(876)	$6,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	12,257	8,636
Change in operating lease right-of-use assets	16,108	13,691
Amortization of definite-lived intangible assets	628	628
Loss on extinguishment of debt	2,220	—
Amortization of debt issuance costs	822	845
Deferred income taxes	2,373	825
Stock-based compensation expense	35,380	858
Other	(12)	81
Increase (decrease) in cash due to changes in operating assets and liabilities
Accounts receivable	(2,489)	(7,520)
IEEPA tariff receivable	(310)	—
Inventories	(23,302)	(9,608)
Prepaid expenses and other current assets	(7,269)	(264)
Other noncurrent assets	(1,290)	(1,883)
Accounts payable	9,550	(609)
Accrued expenses and other current liabilities	12,600	8,601
Operating lease liabilities	(14,075)	(11,027)
Deferred revenue	2,044	668
Other noncurrent liabilities	346	175
Net cash provided by operating activities	44,705	10,429
Cash flows from investing activities
Purchases of property and equipment	(19,941)	(35,112)
Net cash used in investing activities	(19,941)	(35,112)
Cash flows from financing activities
Proceeds from Initial Public Offering, net of underwriting discounts	132,229	—
Payment of offering costs	(2,371)	—
Proceeds from exercise of stock options	67	—
Settlement of employee stock options	(5,822)
Proceeds from term loan, net of lender fees	89,211	—
Repayments on term loan	(114,125)	(3,074)
Payment of debt issuance costs	(209)	—
Payments for repurchase of common stock	(2,686)	—
Payment of dividends declared	(88,211)	—
Net cash provided by (used in) financing activities	8,083	(3,074)
Effect of exchange rate changes on cash and cash equivalents	(572)	681
Net change in cash and cash equivalents	32,275	(27,076)
Cash and cash equivalents
Beginning of the period	65,473	87,678
End of the period	$97,748	$60,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Reformation Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
39 Weeks Ended September 26, 2026 and September 27, 2025

Supplemental cash flow information
Cash paid during the year for
Income taxes, net of refunds	$4,148	$5,129
Interest	9,741	10,344
Noncash financing and investing activities
Deferred offering costs incurred, but not yet paid	4,090	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,294	1,656
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	34,190	48,041
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim reporting (“ASC 270”) and in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP, can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial position as of September 26, 2026 and December 27, 2025, the Company’s results of operations for the 13 and 39 weeks ended September 26, 2026 and the corresponding periods in 2025, and the Company’s cash flows for the 39 weeks ended September 26, 2026 and September 27, 2025. The financial information as of December 27, 2025, is derived from the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 27, 2025. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 26, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions are eliminated in consolidation.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 27, 2025, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s initial public offering (“IPO”), on July 30, 2026 (the “IPO Prospectus”).
Initial Public Offering

On July 31, 2026, the Company completed the IPO, pursuant to which the Company issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. The Company received aggregate proceeds of approximately $132.2 million from the IPO, after deducting underwriting discounts of $10.0 million. On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The Company did not receive any proceeds from the sales of the shares by the selling stockholders. Upon the completion of the IPO, the Company’s authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share.
Following the IPO, the Company used $110.0 million of the net proceeds for the partial repayment of term loans under the Credit Agreement and $8.5 million to repurchase shares of common stock and outstanding stock options from certain existing stockholders and employees. The remaining proceeds will be used to pay for expenses associated with the IPO and for general corporate purposes.

Emerging Growth Company Status
The Company qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a)(19) of the Securities Act. As a result, the Company is permitted to, and intends to, rely on exemptions from certain disclosure requirements that apply to other public companies that are not EGCs. Among other exemptions, for so long as the Company is an EGC, the Company is not required to have its internal control over financial reporting audited by its independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, to disclose certain executive compensation-related items, or to submit certain executive compensation matters to stockholder advisory votes.
In addition, under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an EGC can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period and, as a result, is not required to adopt new or revised accounting standards on the dates on which adoption is required for other public companies. Accordingly, the Company’s condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting standards as of public company effective dates.

Fiscal Year End
The Company operates on a 52/53-week fiscal year convention whereby its fiscal year ends on the last Saturday in December of each year. Each fiscal quarter consists of 13 weeks, except for fiscal years with 53 weeks. Fiscal 2026 will end on December 26, 2026 and will be a 52-week year. Fiscal 2025 was a 52-week year and ended on December 27, 2025.
Seasonality
The Company’s business does not exhibit the same seasonal patterns as traditional retailers, which typically generate a significant portion of net revenue in the holiday quarter. Historically, the Company has experienced increased net revenue in the second fiscal quarter compared to the first fiscal quarter due to higher spring and summer sales. The third fiscal quarter typically sees a moderate increase in net revenue relative to the second fiscal quarter, given the timing of one of the Company’s twice-yearly promotional events beginning in August. The fourth fiscal quarter is typically similar in net revenue compared to the third fiscal quarter due to our Black Friday Cyber Monday promotion. The Company expects this seasonality to continue in future years, subject to the timing and structure of its promotional sales strategy, including its twice-yearly promotional sales event and its annual Black Friday Cyber Monday promotion. The Company’s operating income has reflected these historical quarterly trends as a significant portion of our expenses are relatively fixed in the short term.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management relate to variable consideration for net sales provided to customers, including the sales return liability, allowances for excess and obsolete inventories; assumptions related to the valuation of common stock and determination of stock-based compensation; the recoverability of goodwill, the trade name, and long-lived assets; determination of incremental borrowing rate for leases; and determination of valuation allowance on deferred tax assets. Actual results could differ from these estimates.
Accounts Receivable, Net
Accounts receivable primarily consist of wholesale receivables from apparel retailers with a smaller portion attributed to credit card receivables related to sales transactions from the Company’s ecommerce platform and retail stores. Accounts receivable are carried at invoiced amounts less allowances for expected credit losses and are generally settled within 30 to 60 days. The allowance for expected credit losses is based on forecasts of future economic conditions, as well as information about past events and current conditions under the accounts receivable aging method. As of both September 26, 2026 and December 27, 2025, the allowance for credit losses was $2.4 million. The Company has elected the practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
IEEPA Tariff Receivable
During the 39 weeks ended September 26, 2026, the Company collected substantially all amounts due from regulatory authorities related to customs duties previously paid under the International Emergency Economic Powers Act (“IEEPA”). As of September 26, 2026, the remaining IEEPA tariff receivable was $0.3 million. The Company recognizes these statutory refunds when there is a valid legal refund claim against the government with the corresponding credit recognized as a reduction of Inventories in the condensed consolidated balance sheets or as a reduction of Cost of Goods Sold in the condensed consolidated statements of operations and comprehensive income (loss). The Company also recognized the benefit related to concession granted by vendors associated with these tariffs during the 13 weeks ended September 26, 2026 of approximately $0.8 million. In aggregate, the Company recognized $0.8 million and $11.0 million for the 13 and 39 weeks ended September 26, 2026, respectively, as a reduction of Cost of Goods Sold.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company operates as a single reporting unit, and its goodwill and indefinite-lived intangible asset (Trade Name) are located in the United States. Both are tested for impairment annually as of August 29, or more frequently if events or changes in circumstances indicate that impairment may exist. The Company may first assess qualitative factors to determine whether it is more likely than not that fair value is less than carrying value; if so, a quantitative test is performed. Goodwill impairment is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the goodwill balance, with fair value estimated using a discounted cash flow model and a market approach. For the Trade Name, an impairment charge is recognized for any excess of carrying value over fair value, which is generally estimated using discounted future cash flows.

The Company performed its annual qualitative assessments as of August 29, 2026 and determined that it was not more likely than not that the fair values of its reporting unit and indefinite-lived intangible asset were less than their carrying amounts. No triggering events were identified through September 26, 2026, and accordingly, no impairment of goodwill or indefinite-lived intangible assets was recognized for the 13 and 39 weeks ended September 26, 2026. Additionally, no triggering events were identified through September 27, 2025, and accordingly, no impairment of goodwill or indefinite-lived intangible assets was recognized for the 13 and 39 weeks ended September 27, 2025.

Revenue Recognition
Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts for sales returns and chargebacks. Sales returns and chargebacks are estimated using the expected value method based primarily on historical rates. Estimates are reviewed regularly until product returns are realized and the result of any such adjustments are known. As of September 26, 2026 and December 27, 2025, the amount of reserves for sales returns included in the Accrued Expenses and Other Current Liabilities on the accompanying condensed consolidated balance sheets were $13.9 million and $12.7 million, respectively.
The Company accounts for gift card transactions by recording a contract liability at the time gift cards are issued to the customer in exchange for consideration from the customer which is presented as Deferred Revenue and Deferred Revenue, Net of Current Portion in the condensed consolidated balance sheets. Contract liabilities for customer gift cards remain on the Company’s books until the gift card is redeemed by the customer, at which time the Company records the redemption of the gift card for merchandise as net revenues. Gift cards do not have an expiration date. The Company determines the probability of gift cards being redeemed based on historical redemption patterns and recognizes net revenues on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (“gift card breakage”).
Gift card breakage is recognized in proportion, and over the same period, as actual gift card redemptions. Gift card breakage is included in Net Revenues in the condensed consolidated statements of operations and comprehensive income (loss). The balance of deferred revenue as of September 26, 2026 and December 27, 2025 was $11.8 million and $9.8 million, respectively, and $8.4 million as of the beginning of fiscal 2025. For the 13 weeks ended September 26, 2026 and September 27, 2025, the Company recognized nil and $0.1 million as revenue, respectively, from amounts recorded as deferred revenue at the beginning of the periods, and for the 39 weeks ended September 26, 2026 and September 27, 2025, the Company recognized $4.4 million and $4.1 million as revenue, respectively, from amounts recorded as deferred revenue at the beginning of the periods.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering. As of September 26, 2026 and December 27, 2025, deferred offering costs included in Other Noncurrent Assets on the accompanying condensed consolidated balance sheets were nil and $1.6 million, respectively. Upon the closing of the IPO, all related deferred offering costs were reclassified to stockholders’ equity and recorded as a reduction of the IPO proceeds within Additional Paid-In Capital. As of September 26, 2026, $5.1 million of deferred offering costs had not yet been paid and were included in Accrued Expenses and Other Current Liabilities on the condensed consolidated balance sheets. As of September 26, 2026, the Company has recorded an accrual for estimated IPO-related offering costs based on information currently available.

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. Under this guidance, capitalization for internal-use software costs begins when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used to perform the intended function. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted on a retrospective, modified, or prospective basis. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). This update provides amendments to a broad range of Topics arising from technical corrections, unintended application of the FASB codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as “Codification improvements”. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity may elect to early adopt the amendments on an issue-by-issue basis. During the 13 weeks ended September 26, 2026, the Company elected to early adopt Issue 10, effective prospectively as of December 28, 2025. Issue 10 clarifies the treasury stock retirement guidance in ASC 505-30-30-8 to explicitly permit the excess of the repurchase price over par or stated value to be accounted for entirely as a deduction from additional paid-in capital (“APIC”), provided that APIC does not become negative. The adoption did not have an impact on the Company’s previously issued financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The guidance requires costs incurred to obtain environmental credits that are used for voluntary environmental initiatives to be recognized as expense when incurred. The guidance also requires enhanced annual disclosures related to environmental credits and environmental credit obligations. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and for all other entities for annual reporting periods beginning after December 15, 2028, including interim periods within those annual reporting periods, with early adoption permitted. The Company currently purchases carbon offsets in connection with its voluntary environmental initiatives and expenses the related costs as incurred. Accordingly, the Company does not expect the adoption of ASU 2026-02 to have a material impact on its consolidated financial statements; however, adoption will result in additional disclosures related to the Company’s environmental credit activities. The Company is currently evaluating the timing of adoption.

3.    Inventories
Inventories consist of the following:

	As of
(in thousands)	September 26, 2026	December 27, 2025

Raw materials	$18,775	$11,309
Work-in-process	1,662	1,838
Finished goods	63,404	47,493
	$83,841	$60,640

As of September 26, 2026 and December 27, 2025, the Company had inventory reserves in the amount of $16.0 million and $14.5 million, respectively.
4.    Property and Equipment, Net
Property and equipment consist of the following:

(in thousands)	As of
	September 26, 2026	December 27, 2025

Leasehold improvements	$82,096	$71,178
Computer equipment and software	31,549	27,328
Furniture, fixtures and office equipment	19,423	15,684
Machinery and equipment	1,642	1,380
Construction in progress	4,933	3,815
	139,643	119,385
Accumulated depreciation and amortization	(48,226)	(36,039)
	$91,417	$83,346

For the 13 weeks ended September 26, 2026 and September 27, 2025, depreciation and amortization expense amounted to $4.3 million and $3.2 million, respectively. For the 39 weeks ended September 26, 2026 and September 27, 2025, depreciation and amortization expense amounted to $12.3 million and $8.6 million, respectively. Depreciation and amortization expense of property and equipment are primarily recognized within Selling, General and Administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
5.    Goodwill, Trade Name and Intangible Assets, Net
Goodwill, trade name and intangible assets consist of the following:

	As of September 26, 2026

(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net Carrying Amount

Trade name	Indefinite	$309,100	$—	$309,100
Goodwill	Indefinite	209,421	—	209,421
E-commerce and retail customer relationships	8	6,700	5,932	768
		$525,221	$5,932	$519,289

	As of December 27, 2025

(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net Carrying Amount

Trade name	Indefinite	$309,100	$—	$309,100
Goodwill	Indefinite	209,421	—	209,421
E-commerce and retail customer relationships	8	6,700	5,304	1,396
		$525,221	$5,304	$519,917
6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	As of
	September 26, 2026	December 27, 2025

Salaries, wages and employee benefits	$12,393	$14,696
Sales returns and allowances	13,936	12,701
Professional fees	10,719	8,555
Inventory purchases	15,996	8,029
Freight out	2,254	6,394
General and administrative	9,289	4,360
Sales tax payable	6,352	3,704
Marketing	5,220	3,453
Interest	4,685	3,206
Other accruals	2,902	1,730
	$83,746	$66,828
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
On June 17, 2026, the Company entered into an amendment to its Credit Agreement (the “Amendment”). The Amendment, among other things, (i) provided for an additional $52.0 million of term loan borrowing (ii) provided for an incremental $40.0 million delayed draw term loan facility, of which, $40.0 million was funded on June 17, 2026 (iii) extended the maturity date of the term loan facilities and the revolving credit facility to June 17, 2031, and (iv) revised the scheduled principal amortization of the term loan facilities to reduce required principal payments over the remaining term of the debt. Upon entry into the Amendment, the Company had $246.7 million of term loan borrowings outstanding on June 17, 2026. Under the Amendment, Term Loans bear interest at a variable rate based on Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.
The Company evaluated the Amendment in accordance with ASC 470, Debt, and concluded that the amendments to the term loan facilities should be accounted for as a debt modification as the terms were not substantially different. The Company incurred a total of $3.3 million in financing and third-party fees. Lender fees of $2.8 million allocated to the Term Loan were capitalized and are being amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method. Third-party fees of $0.3 million incurred in connection with the modification of the term loan facilities were recognized in earnings as incurred. Fees of $0.2 million allocated to the revolving borrowings were capitalized and are being amortized ratably over the term of the Revolver.

On August 24, 2026, the Company used a portion of the net proceeds from the IPO to make an early principal payment of $110.0 million on the Term Loan, which was applied to the balloon payment due at maturity. In connection with the partial prepayment, the Company recognized a $2.2 million loss on debt extinguishment related to the write-off of unamortized debt issuance costs.

As of September 26, 2026 and December 27, 2025, the Company had $136.7 million and $158.8 million outstanding under its Term Loan, respectively, and no borrowings under its Revolver.
The Credit Facility includes a $10.0 million sub-limit on letters of credit. Outstanding letters of credit reduce the amount available to borrow on the Revolver. As of September 26, 2026 and December 27, 2025, the available credit under the Revolver was $23.2 million and $26.4 million, respectively, reflecting the available limit of $30.0 million less outstanding letters of credit of $6.8 million and $3.6 million, respectively. Loan amounts under the Revolver may be borrowed, repaid and re-borrowed during the term. The unused portion of the Revolver bears a commitment fee of 0.50%.
The following summarizes the Company’s outstanding long-term debt:

(in thousands)	As of
	September 26, 2026	December 27, 2025

Term loans, gross	$136,688	$158,813
Less: Unamortized debt, issuance costs	(2,700)	(2,839)
Total long-term debt	133,988	155,974
Less: Current portion of long-term debt	(3,213)	(8,250)
Long-term debt, net of current portion	$130,775	$147,724
The Term Loan may be prepaid in whole or in part prior to the maturity date and is subject to certain lender fees if converted, assigned, or paid on a day other than the end of the interest period.
The Term Loan requires quarterly principal payments with a balloon payment upon maturity. Scheduled principal payments for future fiscal years are as follows:

(in thousands)

Fiscal year
2027	4,819
2028	11,244
2029	12,850
2030	12,850
2031	94,925
Total Term Loan - principal payments	$136,688
Interest on the Term Loan is payable quarterly and accrues, at the Company’s option, at either SOFR plus 3.75% or the Alternate Base Rate plus 2.75%. The Alternate Base Rate is defined as the greatest of (i) the prime rate, (ii) the New York Federal Reserve Bank rate plus 0.50%, and (iii) one-month Term SOFR plus 1.00%, subject to a floor of 1.00%.
Borrowings under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Agreement contains various customary representations and warranties, affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.15 to 1.00 as of the last day of each fiscal quarter of the Company through March 31, 2025 and 1.25 to 1.00 for each fiscal quarter thereafter. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.50 times Consolidated Adjusted Earnings Before Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (as

defined in the financing agreement) as of the last day of any fiscal quarter of the Company. As of September 26, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
8.    Net Revenues
A summary of disaggregated net revenues is as follows:

	13 Weeks Ended		39 Weeks Ended

(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Direct-to-consumer (DTC)	$152,799	$130,968	$386,548	$317,346
Wholesale and other	20,766	14,747	54,549	39,533
Net revenues	$173,565	$145,715	$441,097	$356,879

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
For the 13 weeks ended September 26, 2026, the Company’s effective tax rate of 165.9% differs from the U.S. federal statutory rate of 21% primarily due to the limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), including a $2.1 million discrete tax expense to write down deferred tax assets related to stock-based compensation expected to be subject to the Section 162(m) limitation, and a $0.3 million discrete tax expense from the remeasurement of deferred tax assets and liabilities for changes in state statutory rate, partially offset by excess tax benefits on stock-based awards of $0.8 million in connection with the dividend recapitalization. For the 13 weeks ended September 27, 2025, the Company’s effective tax rate of 29.5% differs from the U.S. federal statutory rate of 21% primarily due to state and local income taxes and stock-based compensation expense. For the 39 weeks ended September 26, 2026, the Company’s effective tax rate of 131.6% differs from the U.S. federal statutory rate of 21% primarily due to the Section 162(m) limitation, including the discrete deferred tax asset write-down described above, partially offset by excess tax benefits on stock-based awards in connection with the dividend recapitalization, as well as increases in reserves for uncertain tax positions and discrete state and local tax items. For the 39 weeks ended September 27, 2025, the Company’s effective tax rate of 28.4% differs from the U.S. federal statutory rate of 21% primarily due to state and local income taxes on ordinary income.

10.    Stock-Based Compensation
In 2019, the Company established the 2019 Stock Option Plan (the “2019 Plan”) to allow the Company to issue nonqualified stock options (“NQSO”) to eligible participants. Options under the 2019 Plan have a term of no more than ten years from the date of grant and are generally cancelled 90 days after termination of employment or other service. In July 2026, vesting of all outstanding options under the 2019 Plan was fully accelerated upon completion of the Company’s IPO, when the Company’s controlling stockholder’s beneficial ownership fell under 50% of the Company’s issued and outstanding shares.

Effective July 29, 2026, the Company adopted the 2026 Omnibus Incentive Plan (the “2026 Plan”), under which employees, consultants and directors of the Company and its affiliates are eligible to receive incentive awards. The 2026 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. In connection with the adoption of the 2026 Plan, 5,316,858 shares of the Company’s common stock were reserved for issuance.

On July 29, 2026, the Board of Directors granted stock options to employees to purchase approximately 0.7 million shares under the 2026 Plan. One-third of these options vest on the first anniversary of the grant date, with the remaining two-thirds vesting in eight equal quarterly installments thereafter, subject to continued service through the applicable vesting dates. The Board of Directors also granted approximately 2.7 million restricted stock units (“2026 Plan RSUs”) to certain employees, officers and directors, with vesting periods of up to three years.

The 2026 Plan provides that, except as otherwise provided in the applicable award agreement, upon a Change in Control, the unvested portion of an outstanding award will become fully vested and, as applicable, exercisable if the award is not assumed or substituted by the acquiring or successor entity. If the award is assumed or substituted, it will remain outstanding and continue to vest in accordance with its existing terms. Award agreements may provide for additional or separate vesting acceleration conditions.

The stock option and restricted stock unit award agreements granted during the 13 weeks ended September 26, 2026 provide for full vesting acceleration upon the occurrence of both a Change in Control and a qualifying termination during the applicable Change in Control protection period, which extends from three months before through 12 months after the Change in Control. Upon satisfaction of both conditions, any unvested stock options and restricted stock units become fully vested and, with respect to stock options, exercisable. Options granted under the 2026 Plan have a maximum contractual term of ten years from the date of grant, subject to earlier expiration in accordance with the 2026 Plan and the applicable award agreement. Upon termination of employment or service, unvested options generally terminate immediately, while vested options generally remain exercisable for three months following termination. For certain qualifying terminations vested options generally remain exercisable until the earlier of six months following termination or the contractual expiration date and may be subject to the Change in Control vesting acceleration provisions described above. The applicable award agreements govern the specific post-termination exercise, forfeiture and acceleration provisions. The Company evaluates the terms of individual award agreements to determine whether any acceleration provisions affect the recognition of stock-based compensation expense.

As of September 26, 2026, 12,041,818 shares of common stock were reserved for issuance under the 2026 and 2019 Plans (collectively, the “SBC Plans”), of which 1,264,255 shares were available for future grants under the 2026 Plan. No additional awards may be granted under the 2019 Plan.

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

On March 27, 2026, the Company’s Board of Directors removed the non-service conditions on all outstanding performance-based options, thereby converting such options to time-based vesting awards. Following the modification, the former performance-based options have the same time-based vesting and other key terms as the time-based options under the same option agreement.

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

On July 29, 2026, the Board of Directors granted stock options to employees to purchase approximately 0.7 million shares under the 2026 Plan. One-third of these options vest on the first anniversary of the grant date, with the remaining two-thirds vesting in eight equal quarterly installments thereafter, subject to continued service through the applicable vesting dates.

In connection with the IPO, the Company repurchased and retired approximately 193,000 shares of common stock from certain existing employee stockholders for $2.7 million and settled approximately 830,000 employee stock options for $5.8 million, representing the net cash consideration after deducting the applicable exercise prices. The settlement of the employee stock options was accounted for separately under ASC 718, Compensation—Stock Compensation (“ASC 718”). Because the consideration paid to settle the options did not exceed the fair-value-based measure of the awards on the settlement date, no incremental stock-based compensation expense was recognized in connection with the settlement.

Option activity under the SBC Plans for time-based option grants is as follows:

	Time-Based Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2025	2,987,853	$7.22	5.2	$24,660
Options granted	726,558	15.00
Options exercised	(8,658)	7.75
Options forfeited or expired	(81,763)	9.12
Options repurchased	(830,204)	6.94
Options modified (a)	2,935,624	7.23
Outstanding at September 26, 2026	5,729,410	$7.89	5.0	$27,631
Exercisable at September 26, 2026	5,002,852	$6.85	4.3	$27,631
Vested at September 26, 2026	5,002,852	$6.85	4.3	$27,631
(a)As discussed above, on March 27, 2026, the Company's Board of Directors modified the terms of all outstanding performance-based options, thereby converting these to time-based awards.
For the 13 weeks ended September 26, 2026 and September 27, 2025, stock-based compensation expense under the SBC Plans was $1.6 million and $0.3 million, respectively. Included in the amount recognized during the 13 weeks ended September 26, 2026 is $1.3 million of stock-based compensation expense related to the accelerated vesting of all outstanding time-based options under the 2019 Plan as a result of the Company’s IPO. Stock-based compensation expense was recognized mostly in Selling, General and Administrative expense except for an immaterial amount recorded in Cost of Goods Sold for the 13 weeks ended September 26, 2026 and September 27, 2025, respectively.

For the 39 weeks ended September 26, 2026 and September 27, 2025, stock-based compensation expense was $27.5 million and $0.8 million, respectively. Stock-based compensation expense was recognized mostly in Selling, General and Administrative expense except for $0.7 million and $0.1 million recorded in Cost of Goods Sold for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.

During the 13 and 39 weeks ended September 26, 2026, the Company granted 726,558 stock options with a weighted-average grant-date fair value of $8.50 per share. The grant-date fair value of the stock options was estimated using the Black-Scholes option-pricing model using an expected term of 5.9 years, which was determined using the simplified method, expected volatility of 56%, a risk-free interest rate of 4.43%, and an expected dividend yield of 0%.

As of September 26, 2026, total unrecognized compensation cost related to unvested time-based options under the 2026 Plan was $5.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Non-Plan Restricted Stock Units

During fiscal 2025 and the 39 weeks ended September 26, 2026, the Company’s Board of Directors granted restricted stock units (“Non-Plan RSUs”) to key employees outside of the SBC Plans.

The Non-Plan RSUs contain both a service condition and a performance condition. The service condition generally requires service over a period of three or four years. The performance condition provides for accelerated vesting upon a Change in Control or an IPO, and the awards are forfeited if neither event occurs within seven years of the grant date. The performance condition was satisfied upon completion of the IPO in July 2026. As a result, during the 13 weeks ended September 26, 2026, the Company recognized $5.2 million of stock-based compensation expense related to the Non-Plan RSUs, substantially all of which was recognized in Selling, General and Administrative expense, with an immaterial amount recognized in Cost of Goods Sold.

Activity related to the Non-Plan RSUs was as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 27, 2025	77,629	$15.47

Granted	303,655	$13.75
Forfeited	(9,846)	$16.38
Vested	(371,438)	$14.07
Unvested at September 26, 2026	—
2026 Plan Restricted Stock Units

On July 29, 2026, the Board of Directors granted approximately 2.7 million restricted stock units (“2026 Plan RSUs”) to certain employees, officers and directors. The 2026 Plan RSUs generally vest based on continued service over a period of up to three years and provide for accelerated vesting upon the occurrence of a Change in Control as described above. Certain awards vested immediately upon grant. Stock-based compensation expense related to the immediately vested portion of the 2026 Plan RSUs was $0.8 million for each of the 13 and 39 weeks ended September 26, 2026.

Activity related to the 2026 Plan RSUs was as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Granted	2,726,045	$14.99
Vested	(52,127)	$15.00
Unvested at September 26, 2026	2,673,918	$14.99

Stock-based compensation expense related to the 2026 Plan RSUs was $3.8 million for each of the 13 and 39 weeks ended September 26, 2026. Such expense was recognized substantially within Selling, General and Administrative expense, with an immaterial amount recognized in Cost of Goods Sold.

As of September 26, 2026, total unrecognized compensation cost related to unvested RSUs was $37.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

CEO Performance Award

On July 29, 2026, the Board of Directors granted Hali Borenstein, the Company’s Chief Executive Officer, a performance-based restricted stock unit award with a target of 300,000 RSUs (the “PSU Award”). The award is eligible to vest based on the achievement of specified stock price targets during the five-year period following the grant date and is divided into six tranches, each subject to a separate, progressively higher stock price target. Achievement of the applicable stock price targets is assessed quarterly based on the highest 60-consecutive-trading-day volume-weighted average trading price of the Company's common stock during the applicable quarter. The stock price targets range from 1.75 times to 3.0 times the Company’s IPO price of $15.00 per share. Depending on the level of achievement of the applicable market conditions, the payout under the PSU Award may range from 0% to 200% of the target number of RSUs, or up to 600,000 RSUs.

The aggregate grant-date fair value of the PSU Award was $5.8 million. The Company used a Monte Carlo valuation model to determine the fair value of the six tranches as of the grant date. The Monte Carlo valuation model, using different share price paths, calculates a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The requisite service period was determined to be the greater of the derived service period or the explicit two year service period. For each of the six tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. Previously recognized compensation cost is not reversed if a market condition is not satisfied, provided the requisite service is rendered.

The following table summarizes the grant-date fair value by tranche:

Tranche	Milestone	Grant Date Fair Value / Unit	Units	Aggregate Fair Value (in thousands)	Requisite Service Period in Years
1	$26.25	$11.71	75,000	$878	2.00
2	$30.00	$10.91	75,000	$818	2.00
3	$33.75	$10.21	75,000	$766	2.16
4	$37.50	$9.57	75,000	$718	2.41
5	$41.25	$9.01	150,000	$1,352	2.66
6	$45.00	$8.51	150,000	$1,276	2.66
			600,000	$5,808

The stock price targets are market conditions because they are based on specified prices of the Company’s common stock. In accordance with ASC 718, the effect of the market conditions is reflected in the grant-date fair value of the awards. The Company estimated the grant-date fair value of each tranche using a Monte Carlo simulation model with the following significant assumptions:

Assumption	Value
Grant date stock price	$15.00
Stock price milestones	$26.25 - $45.00
Expected volatility	54.0%
Risk-free interest rate	4.37%
Cost of equity	14.0%

During the 13 and 39 weeks ended September 26, 2026, the Company recognized $0.4 million of stock-based compensation expense related to the PSU Award, all of which was recognized in Selling, General and Administrative expense.

As of September 26, 2026, total unrecognized compensation cost related to unvested PSUs was $5.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

In connection with the Company’s IPO, the Company adopted the Reformation Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on July 29, 2026. Under the ESPP, the maximum aggregate number of shares of common stock initially reserved for issuance is 590,762 shares. The number of shares reserved for issuance under the ESPP will increase annually, beginning December 27, 2026, and continuing through calendar year 2035, by an amount equal to the lesser of (i) 1% of the shares of common stock issued and outstanding as of the last day of the immediately preceding fiscal year or (ii) such number of shares as determined by the Board of Directors or its designated committee. As of September 26, 2026, no shares of common stock had been purchased or issued under the ESPP, as the initial offering period had not yet commenced.

11.    Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	13 Weeks Ended		39 Weeks Ended

	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income (loss) (in thousands)	$(1,136)	$4,968	$(876)	$6,332
Weighted average shares outstanding—basic	56,012,207	49,784,463	51,864,109	49,784,463
Dilutive effect of stock options and RSUs	—	1,508,678	—	1,478,516
Weighted average shares outstanding—diluted	56,012,207	51,293,141	51,864,109	51,262,979
Basic earnings (loss) per share	$(0.02)	$0.10	$(0.02)	$0.13
Diluted earnings (loss) per share	$(0.02)	$0.10	$(0.02)	$0.12
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or settled in common stock.
As of September 26, 2026, the Company had 423,565 vested RSUs for which the underlying shares of common stock had not yet been issued due to settlement restrictions associated with the Company's IPO. These RSUs are expected to be settled in January 2027. As all substantive vesting conditions had been satisfied and the awards are required to be settled in common stock, the underlying shares are included in the weighted-average number of common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share from their respective vesting dates.

The dilutive effect of the Company’s outstanding time-based stock options and RSUs is calculated using the treasury stock method and included in the computation of diluted earnings (loss) per share when dilutive. Potential common shares are excluded from the computation of diluted earnings (loss) per share when their effect would be antidilutive.

The Company’s PSU Award (see Note 10) is subject to the achievement of specified stock price targets sustained over a defined number of trading days. For purposes of calculating diluted earnings (loss) per share, the shares underlying the PSU Award are considered contingently issuable shares and are included in the computation only if the applicable conditions would be satisfied assuming the end of the reporting period were the end of the contingency period. As of the end of the reporting period, the applicable stock price conditions, including the required minimum number of trading days, had not been satisfied. Accordingly, the shares underlying the PSU Award were excluded from the computation of diluted earnings (loss) per share.

The Company’s contingently issuable shares of common stock underlying performance-based stock options and RSUs were excluded from the computation of diluted earnings (loss) per share as of September 27, 2025, because the applicable performance and market conditions had not been satisfied.

The following potential shares of common stock were excluded from the computation of diluted earnings (loss) per share because their inclusion would have been antidilutive or, in the case of contingently issuable shares, because the applicable performance or market conditions had not been satisfied:

•For the 13 weeks ended September 26, 2026 and September 27, 2025, the weighted-average outstanding time-based stock options to purchase 5,495,982 and 40,884 shares of common stock, respectively. For the 39 weeks ended September 26, 2026 and September 27, 2025, the weighted-average outstanding time-based stock options to purchase 5,223,880 and 37,145 shares of common stock, respectively.
•For the 13 and 39 weeks ended September 26, 2026, weighted-average 2026 Plan RSUs representing 1,881,778 and 625,899 shares of common stock, respectively.

•As of September 26, 2026 and September 27, 2025, the effect of nil and 3,051,654 of contingently issuable performance-based shares, respectively.
•As of September 26, 2026 and September 27, 2025, the effect of 600,000 and 77,629 of contingently issuable performance-based RSUs, respectively.

12.    Stockholders’ Equity
The Company’s Board of Directors has authorized one class of common stock. On July 13, 2026, the Company effected a 142.7-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. Accordingly, all share and per share information throughout the condensed consolidated financial statements has been retroactively adjusted to reflect the stock split.
In connection with the IPO, the number of authorized shares was increased to 500,000,000. Upon the completion of the IPO, the Company’s authorized capital stock consisted of 500,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

As of September 26, 2026, the Company had 59,079,320 shares of common stock issued and outstanding, as adjusted for the stock split. No shares of preferred stock had been issued or were outstanding as of September 26, 2026.

Dividend Recapitalization Transaction
On June 17, 2026, the Company declared a dividend in the amount of $1.63 per share (as adjusted for the 142.7-for-1 forward stock split) to holders of its common stock using proceeds from the Amendment to the Credit Agreement as discussed in Note 7. The Board of Directors determined the dividend to be an extraordinary dividend under the 2019 Plan and certain RSU agreements, and consequently approved an adjustment to options outstanding under the 2019 Plan and RSUs outstanding under the RSU Agreements, pursuant to which (i) certain options and RSUs received an amount in cash equal to $1.63 for each such option and RSU, as applicable, (ii) the strike price of certain options was reduced by $1.63 for each such option and (iii) certain RSUs received an accrued dividend right equal to $1.63 for each such RSU, which are payable at the same time, and subject to the same terms, as the underlying RSU. The aggregate amount of the dividend and cash payments in respect of certain options and RSUs was $89.7 million. During the 39 weeks ended September 26, 2026, the Company recognized stock-based compensation expense of $1.5 million in connection with the dividend declaration on June 17, 2026. Of the total $89.7 million, $1.5 million was reflected in cash flows from operating activities, and the remaining $88.2 million was classified as a financing cash outflow in the Company's condensed consolidated statements of cash flows.

Initial Public Offering

On July 31, 2026, the Company completed its IPO pursuant to which the Company issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. The Company received aggregate proceeds of approximately $132.2 million from the IPO, after deducting underwriting discounts of $10.0 million. The Company incurred offering costs of $8.0 million, of which $5.1 million were accrued in Accrued Expenses and Other Current Liabilities on the accompanying condensed consolidated balance sheet as of September 26, 2026.

On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

Share Repurchases

On August 10, 2026, the Company repurchased and retired approximately 193,000 shares of common stock from certain existing employee stockholders for $2.7 million. Because the consideration paid to repurchase the shares did not exceed the fair-value of the shares, no incremental stock-based compensation expense was recognized in connection with the transaction.

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
The following table presents the Company’s total lease cost:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Operating lease expense	$8,772	$7,569	$25,046	$21,123
Short term lease expense	—	51	—	126
Variable lease expense	1,422	1,320	4,128	3,623
Total lease expense	$10,194	$8,940	$29,174	$24,872
Other information related to leases are as follows:

	As of
	September 26, 2026	December 27, 2025

Weighted average remaining lease term (in years)
Operating leases	9.2	9.4

Weighted average discount rate
Operating leases	5.0%	4.8%

Future minimum lease payments for operating leases are as follows:

(in thousands)	Operating Lease Liability

Fiscal year
Remainder of 2026	$6,573
2027	30,261
2028	31,214
2029	29,056
2030	26,166
Thereafter	137,445
Total undiscounted lease payments	260,715
Less: Imputed interest	(57,345)
Present value of future minimum lease payments	$203,370

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
15.    Employee Benefit Plan
In 2019, the Company established The LYMI Inc. 401(k) Profit Sharing Plan and Trust (the “Plan”) of LYMI Inc. Employees who have worked for the Company for 13 consecutive weeks and meet certain eligibility restrictions may participate in the Plan and may defer up to 92% of their salaries up to the maximum amount allowed by law of their eligible compensation to the Plan. The Company’s matching contribution is based on a percentage formula set forth in the Plan agreement. For the 13 weeks ended September 26, 2026 and September 27, 2025, Company contributions to the Plan were $0.4 million and $0.4 million, respectively. For the 39 weeks ended September 26, 2026 and September 27, 2025, Company contributions to the Plan were $1.6 million and $1.4 million, respectively. Contributions to the employee benefit plan are primarily recognized within Selling, General and Administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
16.    Segment Information
The Company’s operations are conducted as one operating segment and one reportable segment via revenue derived from the sale of individual products sold to customers through various channels. Segment information has been determined based on how the Company’s chief operating decision maker (“CODM”) manages its business, makes operating decisions, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer. The Company’s assets are managed centrally and are reported internally in the same manner as the condensed consolidated financial statements, and thus, no additional information is disclosed herein. While the CODM evaluates operating performance based on both consolidated net income (loss) and Adjusted EBITDA, the primary measure of profit and loss evaluated by the CODM for its single reportable segment is consolidated net income (loss).

The CODM is also regularly provided disaggregated expense information, as shown below:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Revenue	$173,565	$145,715	$441,097	$356,879
Less:
Cost of goods sold(a)	68,108	60,885	152,495	139,573
Selling expenses(a)	25,663	21,284	65,889	49,075
Marketing expenses(a)	14,628	12,186	38,570	31,978
Employee compensation(b)	20,724	19,514	63,100	57,001
Occupancy expenses	10,820	10,570	30,256	28,729
Other segment expenses(c)	12,932	7,434	29,640	21,555
Depreciation of property and equipment	4,269	3,178	12,257	8,636
Amortization of definite-lived intangible assets	209	209	628	628
Stock-based compensation expense	11,002	290	36,868	858
Interest expense	4,973	3,997	11,787	12,184
Income tax expense	2,859	2,083	3,651	2,517
Plus:
Interest income	1,369	412	1,867	1,481
Other segment items	117	471	1,301	706
Segment net income (loss)	$(1,136)	$4,968	$(876)	$6,332
(a)Amounts are exclusive of depreciation and amortization expense as well as certain employee compensation and occupancy expenses.
(b)Amount is exclusive of stock-based compensation expense.
(c)Other segment expenses primarily include technology costs, professional fees, loss on extinguishment of debt, and other general and administrative expenses.
17.    Geographic Information
The Company operated in the United States and internationally for the 13 and 39 weeks ended September 26, 2026 and September 27, 2025. Net revenues from retail stores are attributed to the geographic area in which the store is located, while net revenues from e-commerce and wholesale are attributed based on the customer's shipping destination.

The following table lists net revenues by geographic area:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

United States	$137,169	$116,531	$353,592	$291,669
Rest of the world	36,396	29,184	87,505	65,210
Total net revenues	$173,565	$145,715	$441,097	$356,879

The following table lists property and equipment, net by geographic area:

	As of
(in thousands)	September 26, 2026	December 27, 2025

United States	$81,102	$75,971
Rest of the world	10,315	7,375
Total property and equipment, net	$91,417	$83,346
The following table lists right-of-use assets by geographic area:

	As of
(in thousands)	September 26, 2026	December 27, 2025

United States	$157,140	$150,316
Rest of the world	28,547	17,379
Total right-of-use assets	$185,687	$167,695
18.    Subsequent Events
Management evaluated all subsequent events through the date the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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
All references to the “Company,” “Reformation,” “we,” “our” and “us,” unless the context otherwise requires, are to Reformation Inc., a Delaware corporation, and its consolidated subsidiaries.
Overview
Reformation is a premium sustainable womenswear brand built to challenge the conventional fashion model and reimagine how brands interact and engage with customers. Our goal is to have a positive impact on people and the planet while delivering both impressive financial and environmental results.
We believe we are the largest sustainable womenswear brand on the planet and we operate within the highly fragmented fashion industry. With an estimated 94 million women aged 18-60 in the United States, our implied penetration is approximately 1%, highlighting the large opportunity ahead. We believe we are well positioned to capture significant growth over the long term. Our path forward is clear: we intend to grow by increasing our distribution through both our direct-to-consumer (“DTC”) and wholesale channels, expanding our product assortment within existing and new product categories, growing in international markets, and driving operational excellence.
Initial Public Offering

On July 31, 2026, we completed our initial public offering (“IPO”) pursuant to which we issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. We received aggregate proceeds of approximately $132.2 million from the IPO, after deducting underwriting discounts of $10.0 million. On September 1, 2026, an additional 229,546 shares of common stock were sold by the selling stockholders pursuant to the underwriters’ partial exercise of their option to purchase additional shares. We did not receive any proceeds from the sales of the shares by the selling stockholders.
Following the IPO, we used $110.0 million of the net proceeds for the partial repayment of term loans under the Credit Agreement (as defined below) and $8.5 million to repurchase shares of common stock and outstanding stock options from certain existing stockholders and employees.

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
Customer Acquisition
Our growth will depend in part on our ability to cost-effectively attract new customers. To continue to grow profitably, we intend to acquire new customers, retain those customers, drive repeat purchases and ultimately increase Active Customers and DTC Net Revenue per Customer at a reasonable cost. As of September 26, 2026, our total Active Customer base was approximately 1.3 million compared to 1.0 million as of the third quarter of 2025, reflecting continued customer acquisition and retention.
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
Inventory as of September 26, 2026 was $83.8 million, compared to the end of the third quarter of 2025, which was atypically low due to tariff-related supply chain disruption. Approximately one-third of the increase in inventory was attributable to our strategic decision to hold more raw materials on hand to support increased speed to market. The remainder of the growth was associated with the seasonal inventory build and 17 new store openings over the last twelve months.

Seasonality
Our business does not exhibit the same seasonal patterns as traditional retailers, which typically generate a significant portion of net revenue in the holiday quarter. Historically, we have experienced increased net revenue in the second fiscal quarter compared to the first fiscal quarter due to higher spring and summer sales. The third fiscal quarter typically sees a moderate increase in net revenue relative to the second fiscal quarter, given the timing of one of our twice-yearly promotional events beginning in August. The fourth fiscal quarter is typically similar in net revenue compared to the third fiscal quarter due to our Black Friday Cyber Monday promotion. We expect this seasonality to continue in future years, subject to the timing and structure of our promotional sales strategy, including our twice-yearly promotional sales event and our annual Black Friday Cyber Monday promotion. Our operating income has reflected these historical quarterly trends as a significant portion of our expenses are relatively fixed in the short term.
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
Key Operating Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key operating metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. The following table summarizes our key operating metrics for the periods presented:

($ in thousands except DTC Net Revenue per Customer)	September 26, 2026	September 27, 2025
Active Customers(1) (as of the end of period)	1,252,000	1,015,000
DTC Net Revenue per Customer (as of the end of period)(2)	$419	$421
Store Count(3) (as of the end of period)	77	60
Gross margin(4)	60.4%	57.9%
_____________________________________________________
(1)We define an Active Customer as a unique customer who has placed at least one order through our e-commerce platform or retail or outlet stores within the last rolling 12 months (excluding retail concession customers, employee orders, gift-card only orders, and face mask only orders, as purchased during the COVID-19 pandemic).

(2)We calculate DTC Net Revenue per Customer by dividing our DTC net revenue within the last rolling 12 months by the number of customers counted within the period in which an item in their purchase has shipped. As of September 26, 2026 and September 27, 2025, the number of customers was 1,248,000 and 1,014,000, respectively.
(3)We define Store Count as the total number of retail or outlet stores open at the end of a given period, excluding temporary store locations designated as pop-ups (which are typically open for one year or less) and our concession locations (“shop-in-shop”).
(4)We define gross margin as gross profit as a percentage of net revenue. For the 13 weeks ended September 26, 2026 and September 27, 2025, gross margin was 60.4% and 57.9%, respectively.
Active Customers
The number of Active Customers is a key operating metric that we use to assess the reach of our DTC channel, including both our e-commerce platform and physical stores, as well as the resonance of our brand and product offering. We define an Active Customer as a unique customer who has placed at least one order through our e-commerce platform or retail or outlet stores within the last rolling 12 months (excluding retail concession customers, employee orders, gift-card only orders, and face mask only orders, as purchased during the COVID-19 pandemic). While we devote effort to identify customers who may have created duplicate profiles and consolidate profiles, this number may still contain duplicate profiles and may include accounts utilized by multiple individuals in a single household.
The number of Active Customers has increased steadily over time as we attract new customers and retain returning customers. As of September 26, 2026, our total Active Customer base was approximately 1.3 million compared to 1.0 million as of the third quarter of 2025, an increase of 23%, as we continued to acquire and retain customers efficiently and expanded our store footprint from 60 stores to 77 stores over the same time period. This growth is a function of rising brand awareness driven by new store openings, international expansion, product category extension, continued marketing efforts, and the retention of returning customers.
DTC Net Revenue per Customer
DTC Net Revenue per Customer is a key operating metric that reflects our ability to grow the average value of our customers on a trailing 12-month basis, which is key to understanding broader revenue growth trends. This metric is calculated by dividing our DTC net revenue by the number of customers counted within the period in which an item in their purchase has shipped. As of the third quarter of 2026 and the third quarter of 2025, the number of customers was 1,248,000 and 1,014,000, respectively. We use DTC Net Revenue per Customer to evaluate trends in customer spending behavior, including the extent to which customers engage with our brand across our assortment and shop across our omnichannel platform, and to assess the effectiveness of our sales strategies, marketing efforts, and customer engagement initiatives.
We continuously monitor our DTC Net Revenue per Customer and analyze trends over time to identify opportunities for improvement. DTC Net Revenue per Customer for the third quarter of 2026 was $419, compared to $421 in the third quarter of 2025, a decrease of 0.5%. The expansion of our customer base through new customer acquisition will have a dilutive impact on our total DTC Net Revenue per Customer in the year in which they are acquired. New customers typically have a lower initial spend compared to our returning customers. As customer cohorts mature, we generally observe increases in customer spend and purchase frequency over time. As we continue to refine our strategies to enhance DTC Net Revenue per Customer, we are focused on the following initiatives:
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

Store Count
Store Count is a key growth lever that reflects the scale of our owned, physical retail presence and our ability to reach consumers across markets. We define Store Count as the total number of retail or outlet stores open at the end of a given period, excluding temporary store locations designated as pop-ups (which are typically open for one year or less) and our concession locations (“shop-in-shop”). As of the third quarter of 2026, we had 74 full-price stores and three outlets. We regularly review the productivity of our stores and from time to time may decide to close a store due to, among other factors, underperformance, shift in consumer traffic trends, performance of retail hub in which a store is a part of or changes in local customer and other retail demographics. Our results of operations have been, and will continue to be, affected by the timing and number of stores that we operate. The following chart represents our Store Count.

	39 Weeks Ended
	September 26, 2026	September 27, 2025
Beginning of Period	64	50
New Store Openings	13	11
Store Closures	—	1
End of Period	77	60
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
Other Items
The following table provides a summary of our other items from continuing operations and the related favorable (unfavorable) impact on our gross margin ratio and selling, general, and administrative (“SG&A”) ratio:

	13 Weeks Ended		39 Weeks Ended
($ in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Gross margin
Tariffs(1)	$-	$(6,463)	$-	$(12,175)
Tariff refund, net(2)	823	-	10,977	-
Total Other Items	$823	$(6,463)	$10,977	$(12,175)
Impact on gross margin ratio	0.5%	(4.4)%	2.5%	(3.4)%
Selling, general, and administrative expenses
Los Angeles Distribution Center costs(3)	$(507)	$(3,048)	$(1,369)	$(6,848)
IPO-related executive bonuses and CFO transition expenses(4)	-	-	(600)	(953)
Department store customer bankruptcy(5)	(4)	(401)	86	(981)
Total Other Items	$(511)	$(3,449)	$(1,883)	$(8,782)
Impact on SG&A ratio	(0.3)%	(2.4)%	(0.4)%	(2.5)%
(1)Represents costs related to IEEPA tariffs imposed on imported goods. This does not reflect potential future tariffs that may be implemented as a result of various policy proposals currently under consideration by the President.
(2)Represents refunds submitted for IEEPA tariffs imposed on finished goods, net of amounts owed to third parties, and related concessions granted by vendors associated with these tariffs.
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
Net revenue in our DTC channel is driven by the number of Active Customers and DTC Net Revenue per Customer. Net revenue in our Wholesale and Other channel is driven by the number of wholesale partners we sell to, the number of stores we are present in with each partner, and the average revenue per store.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of the write-off of unamortized debt issuance costs and discounts resulting from a partial repayment of our term loan.
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

Results of Operations
Comparison of the Thirteen Weeks Ended September 26, 2026 and September 27, 2025
The following tables set forth our consolidated statements of operations data for the periods presented and as a percentage of net revenue.

	13 Weeks Ended				Change
(in thousands except percentages)	September 26, 2026	September 26, 2026	September 27, 2025	September 27, 2025	$	%
Net revenue	$173,565	100.0%	$145,715	100.0%	$27,850	19.1%
Cost of goods sold	68,680	39.6	61,327	42.1	7,353	12.0
Gross profit	104,885	60.4	84,388	57.9	20,497	24.3
Operating expenses
Marketing expenses	14,628	8.4	12,186	8.4	2,442	20.0
Selling, general, and administrative expenses	82,827	47.7	62,037	42.6	20,790	33.5
Total operating expenses	97,455	56.1	74,223	50.9	23,232	31.3
Income from operations	7,430	4.3	10,165	7.0	(2,735)	(26.9)
Other (expense) income
Interest expense	(4,973)	(2.9)	(3,997)	(2.7)	(976)	24.4
Interest income	1,369	0.8	412	0.3	957	232.3
Loss on extinguishment of debt	(2,220)	(1.3)	—	—	(2,220)	—
Other income, net	117	0.1	471	0.3	(354)	(75.2)
Total other (expense) income	(5,707)	(3.3)	(3,114)	(2.1)	(2,593)	83.3
Income (loss) before income taxes	1,723	1.0	7,051	4.8	(5,328)	(75.6)
Income tax provision	2,859	1.6	2,083	1.4	776	37.3
Net income (loss)	$(1,136)	(0.7)%	$4,968	3.4%	$(6,104)	(122.9)%
Net Revenue

	13 Weeks Ended		Change
($ in thousands)	September 26, 2026	September 27, 2025	$	%
Direct-to-consumer (DTC)	$152,799	$130,968	$21,831	16.7%
Wholesale and Other	20,766	14,747	6,019	40.8
Net revenue	$173,565	$145,715	$27,850	19.1%
Net revenue increased $27.8 million, or 19.1%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. This increase was driven by an increase in DTC net revenue of $21.8 million, or 16.7%, and an increase in Wholesale and Other net revenue of $6.0 million, or 40.8%.
The 16.7% increase in DTC net revenue for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025 was driven by an increase in Active Customers during the quarter of 23.4%, partially offset by a reduction of DTC Net Revenue per Customer of 0.5%. The growth in Active Customers was driven by an increase in new customers and continued strength in customer retention. DTC Net Revenue per Customer declined slightly primarily as a result of accelerated growth in newly acquired customers that typically enter the brand at initially lower spend levels.
Wholesale and Other net revenue grew 40.8% for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025, driven by increased demand from our existing wholesale partners.
Cost of Goods Sold, Gross Profit, and Gross Margin

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Cost of goods sold	$68,680	$61,327	$7,353	12.0%
Gross profit	$104,885	$84,388	$20,497	24.3%
Gross margin	60.4%	57.9%		2.5%

Cost of goods sold increased by $7.4 million, or 12.0%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The increase was primarily due to higher sales volume, partially offset by lower product costs from a reduced tariff environment, including an $0.8 million net benefit related to concessions granted by vendors.
Gross profit increased by $20.5 million, or 24.3%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased from 57.9% for the thirteen weeks ended September 27, 2025, to 60.4% for the thirteen weeks ended September 26, 2026. The increase was primarily driven by lower average tariff rates, the net benefit related to concessions granted by vendors associated with IEEPA tariffs and higher average unit retail, partially offset by accelerated growth in the wholesale channel and allocated stock-based compensation expense of $0.5 million in connection with our IPO.
Operating Expenses

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Marketing expenses	$14,628	$12,186	$2,442	20.0%
Selling, general, and administrative expenses	82,827	62,037	20,790	33.5
Total operating expenses	$97,455	$74,223	$23,232	31.3%
As a percentage of net revenue	56.1%	50.9%		5.2%
Total operating expenses increased by $23.2 million, or 31.3%, during the third quarter of 2026 when compared to the third quarter of 2025. The increase in total operating expenses was primarily driven by increases in selling, general and administrative expenses.
Marketing Expenses
Marketing expenses increased $2.4 million, or 20.0%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. As a percentage of net revenue, marketing expenses remained constant at 8.4% of net revenue for the thirteen weeks ended September 27, 2025 and September 26, 2026.
Selling, General, and Administrative Expenses
SG&A expenses increased $20.8 million, or 33.5%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The increase was primarily due to increased stock-based compensation expense of $10.5 million recognized in connection with the IPO, increased selling and shipping expenses of $4.4 million due to higher sales volume, additional compensation and related benefits expense of $1.2 million resulting from additional headcount, and increased costs associated with new stores and public company expenses.
As a percentage of net revenue, SG&A expenses were approximately 47.7% for the 13 weeks ended September 26, 2026, compared to 42.6% for the 13 weeks ended September 27, 2025, primarily due to the impact of stock-based compensation related to the IPO during the 13 weeks ended September 26, 2026. The Other Items identified in the table above represented approximately 0.3% and 2.4% of net revenue for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively.

Interest Expense

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Interest expense	$(4,973)	$(3,997)	$(976)	24.4%
Interest expense increased by $1.0 million, or 24.4%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The increase in interest expense was primarily due to higher average borrowings outstanding under the existing credit facilities.

Interest Income

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Interest income	$1,369	$412	$957	232.3%
Interest income increased $1.0 million, or 232.3%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The increase was driven by higher interest income due to higher average cash and cash equivalents balance during the quarter.
Loss on extinguishment of debt

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Loss on extinguishment of debt	$(2,220)	$—	$(2,220)	—%
Loss on extinguishment of debt increased by $2.2 million for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The increase was associated with the partial repayment of the term loan borrowings under the existing credit facilities during the quarter.
Other Income, Net

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Other (expense) Income, net	$117	$471	$(354)	(75.2)%
Total other income, net, decreased by $0.4 million, or 75.2%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. The decrease was driven by lower foreign exchange transaction gains during the quarter.
Income Tax Provision

($ in thousands)	13 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Income tax provision	$2,859	$2,083	$776	37.3%
Effective tax rate	165.9%	29.5%		136.4%
Income tax expense increased by $0.8 million, or 37.3%, for the thirteen weeks ended September 26, 2026, compared to the thirteen weeks ended September 27, 2025. Our effective tax rate increased from 29.5% for the thirteen weeks ended September 27, 2025, to 165.9% for the thirteen weeks ended September 26, 2026. The increase in income tax expense was primarily driven by discrete tax items recorded in the quarter, despite a decrease in pre-tax income. The increase in the effective tax rate for the thirteen weeks ended September 26, 2026 was primarily due to (i) a $2.1 million discrete tax expense to write down deferred tax assets related to stock-based compensation expected to be subject to the Section 162(m) limitation; (ii) an increase in the estimated annual effective tax rate, primarily due to nondeductible stock-based compensation under Section 162(m), the cumulative effect of which was recognized in the quarter; and (iii) a $0.3 million discrete tax expense from the remeasurement of deferred tax assets and liabilities for changes in state statutory rates. These increases were partially offset by a net discrete tax benefit of $0.8 million from excess tax benefits on stock-based awards in connection with the dividend recapitalization, net of the portion limited under Section 162(m).

Results of Operations
Comparison of the 39 Weeks Ended September 26, 2026 and September 27, 2025
The following tables set forth our consolidated statements of operations data for the periods presented and as a percentage of net revenue.

	39 Weeks Ended				Change
(in thousands except percentages)	September 26, 2026	September 26, 2026	September 27, 2025	September 27, 2025	$	%
Net revenue	$441,097	100.0%	$356,879	100.0%	$84,218	23.6%
Cost of goods sold	153,744	34.9	140,047	39.2	13,697	9.8
Gross profit	287,353	65.1	216,832	60.8	70,521	32.5
Operating expenses
Marketing expenses	38,570	8.7	31,978	9.0	6,592	20.6
Selling, general, and administrative expenses	235,169	53.3	166,008	46.5	69,161	41.7
Total operating expenses	273,739	62.1	197,986	55.5	75,753	38.3
Income (loss) from operations	13,614	3.1	18,846	5.3	(5,232)	(27.8)
Other (expense) income
Interest expense	(11,787)	(2.7)	(12,184)	(3.4)	397	(3.3)
Interest income	1,867	0.4	1,481	0.4	386	26.1
Loss on extinguishment of debt	(2,220)	(0.5)	—	—	(2,220)	—
Other income, net	1,301	0.3	706	0.2	595	84.3
Total other (expense) income	(10,839)	(2.5)	(9,997)	(2.8)	(842)	8.4
Income (loss) before income taxes	2,775	0.6	8,849	2.5	(6,074)	(68.6)
Income tax provision	3,651	0.8	2,517	0.7	1,134	45.1
Net income (loss)	$(876)	(0.2)%	$6,332	1.8%	$(7,208)	(113.8)%
Net Revenue

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Direct-to-consumer (DTC)	$386,548	$317,346	$69,202	21.8%
Wholesale and Other	54,549	39,533	15,016	38.0
Net revenue	$441,097	$356,879	$84,218	23.6%
Net revenue increased $84.2 million, or 23.6%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. This increase was driven by an increase in DTC net revenue of $69.2 million, or 21.8%, and an increase in Wholesale and Other net revenue of $15.0 million, or 38.0%.
DTC net revenue grew 21.8% for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was driven by an increase in Active Customers during the quarter of 23.4%, partially offset by a reduction of DTC Net Revenue per Customer of 0.5%. The growth in Active Customers was driven by an increase in new customers and continued strength in customer retention. DTC Net Revenue per Customer declined primarily as a result of the increase in newly acquired customers that typically enter the brand at initially lower spend levels.
Wholesale and Other net revenue grew 38.0% for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025, driven by increased demand from our existing wholesale partners.
Cost of Goods Sold, Gross Profit, and Gross Margin

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Cost of goods sold	$153,744	$140,047	$13,697	9.8%
Gross profit	$287,353	$216,832	$70,521	32.5%
Gross margin	65.1%	60.8%		4.3%

Cost of goods sold increased by $13.7 million, or 9.8%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was driven by an increase in revenue and higher stock-based compensation costs allocated to cost of goods sold, partially offset by lower product costs from a reduced tariff environment including a $11.0 million reduction to cost of goods sold related to our net refund of tariffs paid under IEEPA on imported goods.
Gross profit increased by $70.5 million, or 32.5%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased from 60.8% for the 39 weeks ended September 27, 2025, to 65.1% for the 39 weeks ended September 26, 2026. The 430 basis points increase was primarily due to the recognition of the refunds of IEEPA tariffs on imported goods, of which 250 basis points related to sales recorded in 2025. The remaining increase was primarily driven by lower average tariff rates and strong full-price selling partially offset by accelerated growth in the wholesale channel and increased stock-based compensation expense allocated to cost of goods sold.
Operating Expenses

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Marketing expenses	$38,570	$31,978	$6,592	20.6%
Selling, general, and administrative expenses	235,169	166,008	69,161	41.7
Total operating expenses	$273,739	$197,986	$75,753	38.3%
As a percentage of net revenue	62.1%	55.5%		6.6%
Total operating expenses increased by $75.8 million, or 38.3%, during the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase in total operating expenses as a percentage of net revenue was driven by increases in marketing expenses and selling, general and administrative expenses.
Marketing Expenses
Marketing expenses increased $6.6 million, or 20.6%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025, mainly driven by paid digital marketing to drive topline sales. As a percentage of net revenue, marketing expenses decreased from 9.0% of net revenue for the 39 weeks ended September 27, 2025 to 8.7% of net revenue for the 39 weeks ended September 26, 2026, driven by increased efficiencies in marketing spend and higher net revenue.
Selling, General, and Administrative Expenses
SG&A expenses increased $69.2 million, or 41.7%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was primarily due to the impact of a modification to stock-based compensation and the impact of the IPO during the 39 weeks ended September 26, 2026, which resulted in compensation expense of $35.9 million. The remaining increase was driven by increased selling and shipping expenses of $16.8 million due to higher sales volume. Additionally, compensation and related benefits increased by $6.1 million due to increased corporate payroll and new store additions.
As a percentage of net revenue, SG&A expenses were approximately 53.3% for the 39 weeks ended September 26, 2026, compared to 46.5% for the 39 weeks ended September 27, 2025, primarily due to the impact of a modification to stock-based compensation and the impact of the IPO during the 39 weeks ended September 26, 2026. As a percentage of net revenue, the other items identified earlier in this section were approximately 0.4% and 2.5% of net revenue for the 39 weeks ended September 26, 2026 and September 27, 2025, respectively.

Interest Expense

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Interest expense	$(11,787)	$(12,184)	$397	(3.3)%

Interest expense decreased by $0.4 million, or 3.3%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The decrease in interest expense was primarily due to lower average borrowings outstanding under the existing credit facilities.
Interest Income

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Interest income	$1,867	$1,481	$386	26.1%
Interest income increased $0.4 million, or 26.1%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was driven by higher interest income due to higher average cash and cash equivalents balance during the 39 weeks ended September 26, 2026.
Loss on Extinguishment of Debt

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Loss on extinguishment of debt	$(2,220)	$—	$(2,220)	—%
Loss on extinguishment of debt increased by $2.2 million for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was associated with the partial repayment of the term loan borrowings under the existing credit facilities during the 13 weeks ended September 26, 2026.
Other Income, Net

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Other (expense) Income, net	$1,301	$706	$595	84.3%
Total other income, net, increased by $0.6 million, or 84.3%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. The increase was primarily driven by insurance proceeds during the 39 weeks ended September 26, 2026.
Income Tax Provision

($ in thousands)	39 Weeks Ended		Change
	September 26, 2026	September 27, 2025	$	%
Income tax provision	$3,651	$2,517	$1,134	45.1%
Effective tax rate	131.6%	28.4%		103.2%
Income tax expense increased by $1.1 million, or 45.1%, for the 39 weeks ended September 26, 2026, compared to the 39 weeks ended September 27, 2025. Our effective tax rate increased from 28.4% for the 39 weeks ended September 27, 2025, to 131.6% for the 39 weeks ended September 26, 2026. The increase in income tax expense was primarily due to discrete tax items, largely related to the Section 162(m) limitation, despite a decrease in pre-tax income. The effective tax rate increased compared with the prior-year period primarily due to (i) nondeductible executive compensation under Section 162(m), which increased the estimated annual effective tax rate to 60.3% from 28.4% for the prior-year period, and a $2.1 million discrete tax expense to write down deferred tax assets related to stock-based compensation expected to be subject to the Section 162(m) limitation; (ii) a $0.3 million net discrete tax expense for increases in reserves for uncertain tax positions, primarily related to California research and development credits under examination, and related interest, net of statute lapses; and (iii) a $0.3 million discrete tax expense from the remeasurement of deferred tax assets and liabilities for changes in state statutory rates, compared to a discrete benefit for state rate changes in the prior-year period. These increases were partially offset by a net discrete tax benefit of $0.8 million from excess tax benefits on stock-based awards in connection with the dividend recapitalization, net of the portion limited under Section 162(m). The impact of these items on the effective tax rate was magnified by lower pre-tax income in the current-year period.

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
The following table summarizes our key financial metrics and non-GAAP financial measures for the periods presented:

	13 Weeks Ended		39 Weeks Ended
($ in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net revenue	$173,565	$145,715	$441,097	$356,879
Net income (loss)	$(1,136)	$4,968	$(876)	$6,332
Adjusted EBITDA(1)	$23,094	$14,061	$64,371	$30,255
Adjusted EBITDA margin(2)	13.3%	9.6%	14.6%	8.5%
________________________________________________________
(1)We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization as further adjusted for stock compensation expense, transaction costs, and other costs not indicative of our ongoing core operations.
(2)We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net revenue.
Adjusted EBITDA and Adjusted EBITDA margin
We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization as further adjusted for stock compensation expense, transaction costs, and other costs not indicative of our ongoing core operations. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net revenue. Adjusted EBITDA and Adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA and Adjusted EBITDA margin in the same manner. We present Adjusted EBITDA and Adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe that both measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as alternatives to, or substitutes for net income (loss) or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance. Some of the limitations are:
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP measure, net income (loss), for the periods presented:

	13 Weeks Ended		39 Weeks Ended
($ in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income (loss)	$(1,136)	$4,968	$(876)	$6,332
Interest and other expense (income)	5,707	3,114	10,839	9,997
Provision for income taxes	2,859	2,083	3,651	2,517
Depreciation and amortization	4,479	3,387	12,885	9,263
Stock-based compensation expense(1)	11,002	290	36,868	858
Transaction costs(2)	-	—	375	768
Legal costs(3)	176	209	596	371
Other one-time costs(4)	7	10	33	149
Adjusted EBITDA	$23,094	$14,061	$64,371	$30,255

Net revenue	$173,565	$145,715	$441,097	$356,879
Net income (loss) margin	(0.7)%	3.4%	(0.2)%	1.8%
Adjusted EBITDA margin	13.3%	9.6%	14.6%	8.5%
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
Liquidity and Capital Resources
As of September 26, 2026, we had cash and cash equivalents of $97.7 million. Our operations have been funded through cash flows from our operating activities, including the sale of our products.
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
On July 31, 2026, we completed our IPO, pursuant to which we issued and sold 9,478,821 shares of common stock, and the selling stockholders sold an aggregate of 4,583,679 shares of common stock at a price per share of $15.00. We received aggregate proceeds of approximately $132.2 million from the IPO, after deducting the underwriting discount of $10.0 million.

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

(in thousands)	As of
	September 26, 2026	December 27, 2025
Cash and cash equivalents	$97,748	$65,473
Accounts receivable, net	$20,861	$18,407
Net working capital	$98,059	$54,769
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
Credit Facility
We have a financing agreement with JPMorgan Chase Bank, N.A., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Royal Bank of Canada (the “Credit Agreement”), that governs a term loan facility of $257.0 million (“Term Loans”) and a revolving line of credit (the “Revolver”) with a maximum borrowing capacity of $30.0 million (together, the “Credit Facility”). The Term Loans and Revolver mature on June 17, 2031. As of September 26, 2026, we had $136.7 million of Term Loan borrowings and no borrowings under the Revolver. Borrowings under our Term Loans bear interest at a variable rate based on SOFR plus an applicable margin.
The Credit Facility also contains customary representations and warranties, financial covenants, affirmative and restrictive covenants for facilities of this type. The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio. The restrictive covenants limit the borrower and its subsidiaries’ ability to, among other things, incur indebtedness, create liens, make restricted payments, make cash payments on junior financing, make investments, merge, amalgamate or consolidate, dispose of assets, enter into transactions with affiliates and enter into sale and lease back transactions, in each case subject to customary materiality thresholds and other exceptions. The Credit Facility also provides for customary events of default. The obligations under the Credit Facility are guaranteed by REF Holdings, Inc. and certain of the borrower’s material, wholly owned domestic subsidiaries and secured by a first- priority lien on substantially all assets of REF Holdings, Inc., the borrower and certain of the borrower’s material, wholly owned subsidiaries, in each case, subject to certain customary exceptions and exclusions.
See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	39 Weeks Ended
	September 26, 2026	September 27, 2025
Net cash provided by (used in) operating activities	$44,705	$10,429
Net cash used in investing activities	(19,941)	(35,112)
Net cash provided by (used in) financing activities	8,083	(3,074)
Effect of exchange rate changes on cash and cash equivalents	(572)	681
Net change in cash and cash equivalents	$32,275	$(27,076)
Cash Flows Provided By (Used In) Operating Activities
Net cash provided by operating activities was $44.7 million for the 39 weeks ended September 26, 2026, which resulted from net loss of $0.9 million, adjusted for non-cash charges of $69.8 million and net cash outflow of $24.2 million. Non-cash charges primarily consisted of depreciation and amortization expenses of $12.9 million, changes in operating lease right-of-use assets of $16.1 million, stock-based compensation expense of $35.4 million, and a loss on debt extinguishment of $2.2 million. The changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued expenses and other current liabilities totaling $22.2 million, offset by an increase in inventory of $23.3 million, changes in operating lease liabilities of $14.1 million, and increases in prepaid expenses and other current assets of $7.3 million.

Net cash provided by operating activities was $10.4 million for the 39 weeks ended September 27, 2025, which resulted from net income of $6.3 million, adjusted for non-cash charges of $25.6 million and net cash outflow of $21.5 million. Non-cash charges primarily consisted of depreciation and amortization expenses of $9.3 million and changes in operating lease right-of-use assets of $13.7 million. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses and deferred revenue totaling $9.3 million, offset by the timing of collections of accounts receivable and vendor payments, and an increase in prepaid expenses and other noncurrent assets, and inventory to support the growth of our business.
Cash Flows Used In Investing Activities
Our primary investing activities have consisted of purchases of property and equipment to support our distribution center relocation, store footprint expansion and our overall business growth. Purchases of property and equipment may vary from period-to-period due to timing of the expansion of our operations.
For the 39 weeks ended September 26, 2026 and September 27, 2025, net cash used in investing activities was $19.9 million and $35.1 million, respectively, which was primarily related to our investment in our relocated distribution center and the build-out of new stores.
Cash Flows (Provided by) Used In Financing Activities
Our financing activities primarily consist of proceeds from our IPO and the exercise of stock options, repurchases of our common stock and settlement of employee options, dividend declarations, tax withholdings on share-based payment awards and borrowings and repayments related to the existing term loan and line of credit, when applicable.
For the 39 weeks ended September 26, 2026, net cash provided by financing activities was $8.1 million, which was primarily attributable to proceeds received from our IPO, net of underwriting discounts and commissions, of $132.2 million and $89.2 million in borrowings under our Credit Agreement, net of lender fees, offset by $114.1 million of term loan repayments, the payment of dividends declared of $88.2 million, common share repurchases and settlement of employee options totaling $8.5 million, and the payment of debt issuance and other IPO offering costs totaling $2.6 million.
For the 39 weeks ended September 27, 2025, net cash used in financing activities was $3.1 million, which was primarily related to the principal payments of our term loan.

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
The Term Loan facility requires quarterly principal and interest payments, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 17, 2031. The Term Loan Facility may be prepaid in whole or in part prior to the maturity date and is subject to certain lender fees if converted, assigned, or paid on a day other than the end of the interest period. As of the third quarter of 2026, the outstanding principal balance under the Term Loan Facility was $136.7 million and the carrying value was $134.0 million, net of unamortized debt issuance costs of $2.7 million.
Purchase obligations primarily include agreements for a licensed platform with minimum usage commitments. Purchase obligations do not include agreements that are cancelable without penalty.
Prior to our IPO, we declared a dividend in the amount of $1.63 per share (as adjusted for the 142.7-for-1 forward stock split) on June 17, 2026 to holders of our common stock using proceeds from our term loan borrowings. The aggregate amount of the dividend and cash payments was $89.7 million, of which $60.6 million was paid during the thirteen weeks ended June 27, 2026 and $29.1 million was paid during the thirteen weeks ended September 26, 2026. We do not currently expect to declare any cash dividends on our capital stock. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable law and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain leases in lieu of a cash security deposit. We had issued letters of credit of $6.8 million as of the third quarter of 2026, under our Credit Facility. We did not have any other off-balance sheet arrangements as of the third quarter of 2026.
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
Foreign Exchange Risk
Our net revenue is primarily denominated in U.S. dollars, with some denominated in foreign currencies, and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates, particularly changes in the Canadian Dollar, Euro and British Pound, or weak economic conditions in foreign markets. We are exposed to changes in foreign currency rates as a result of our foreign operations and international suppliers from whom we purchase primarily in US dollars. Revenue and income generated by our operations in Canada, France and the United Kingdom will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. As of September 26, 2026, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
Interest Rate Risk
Our cash and cash equivalents as of September 26, 2026, consisted of $97.7 million in cash and cash equivalents. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Our exposure to interest rate risk is related to the Credit Facility. The Credit Facility bears interest based on floating reference rates. A 100 basis point increase in market interest rates would have a negative effect on net profit in the amount of $1.0 million for the quarter ended September 26, 2026. A 100 basis point decrease in market interest rates would have an approximately equal and opposite effect. The revolving credit facility is currently not utilized and therefore has no impact on interest costs at present.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses (as described below) in internal control over financial reporting that have not been remediated as of September 26, 2026.
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
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner and maintain a properly designed and effective system of internal controls over financial reporting and provide appropriate segregation of duties. Our remediation efforts are in progress as of September 26, 2026. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The “Reformation” brand is integral to our business strategy and our ability to attract, engage, and retain customers. For the 39 weeks ended September 26, 2026, we brought in more than 70% of DTC new customers through unpaid marketing channels, an ability which we believe is largely powered by the strength and uniqueness of our brand and brand voice in the marketplace. As a result, our success depends on our ability to maintain and enhance the image, value, and recognition of our brand. Maintaining, promoting, and positioning our brand will depend largely on the success of our creative, design, and marketing efforts, including advertising, social media, celebrity campaigns, and collaborations with other brands or influencers, as well as our ability to maintain a positive consumer perception of our corporate integrity, culture, mission, values, and environmental sustainability efforts.
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
We use third-party social media platforms, including Instagram, Facebook, Pinterest, TikTok, X (formerly known as Twitter) and YouTube, to raise awareness of our brand and engage with our community. As of September 26, 2026, we had approximately four million followers across social media platforms, which may include the same followers on multiple platforms. As existing social media platforms evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish a presence on emerging platforms. If we are unable to cost-effectively use social media platforms as marketing tools, or unable to continue to use certain platforms at all, our ability to acquire new customers and our financial condition may suffer. For example, lawmakers in the United States, Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, former-President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 19, 2025 or face a total ban in the United States. Though TikTok’s parent company did not sell TikTok by the deadline, President Trump signed multiple extensions to give his administration more time to broker a deal to bring the social media platform under American ownership and, in September 2025, signed an executive order approving a proposed deal that resolves national security concerns and complies with the Protecting Americans from Foreign Adversary Controlled Applications Act by removing TikTok in the United States from

China’s control. On January 22, 2026, TikTok USDS Joint Venture LLC, a majority owned U.S. joint venture, was established in compliance with the executive order signed by President Trump to enable continued accessibility for users in the United States. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. In addition, social media platforms we use may change their policies or algorithms, including in response to shifting consumer sentiment around topics such as sustainability, leading to shifts in the level of recommended content, which may impact our ability to fully optimize such platforms and acquire customers, resulting in an adverse effect on our business, financial condition and results of operations.
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
Email and SMS marketing is also central to our marketing efforts. As of September 26, 2026, we had approximately three million subscribers to our email list. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. Our marketing initiatives have become increasingly expensive and may continue to increase in cost, and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenue as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
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
We have expanded our operations rapidly since our inception in 2009. In particular, in the past three fiscal years, our net revenue has increased from $360 million in 2023 to $507 million in 2025, and from $356.9 million for the 39 weeks ended September 27, 2025 to $441.1 million for the 39 weeks ended September 26, 2026, and our total company headcount has grown from approximately 974 employees in 2023 to approximately 1,381 as of the third quarter of 2026. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient supplier capacity and raw materials to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our creative, design, merchandising, planning, operations and supply chain functions, invest in opening and operating a greater number of retail stores in our existing markets and/or in new markets or invest in wholesale partners’ operations in lieu of or in addition to retail stores operated by us, upgrade our information systems and other processes and technology and obtain more space for our expanding workforce. This expansion could increase the strain on our resources, expose us to legal and compliance risk across new markets and cause us to experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, especially to the extent our growth exposes us to a greater number of markets’ employment, health and safety and other regulatory and compliance requirements. Any of these or other difficulties in effectively managing our growth and the increased complexity of our business could result in the erosion of our brand image, which could have a material adverse effect on our financial condition and results of operations.
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
•comply with regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, customs duties or other trade restrictions or any unexpected changes thereto; and
•compete with local incumbents that understand the local market and may operate more effectively.
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
In addition, our future growth depends, to a considerable extent, on our efforts to expand our existing markets and also on our success in entering new markets throughout the world that we deem attractive. While our headquarters are in the United States, we sell our products globally. For the 39 weeks ended September 26, 2026, approximately 20% of our net sales were to customers outside of the United States. We have limited experience with regulatory environments and market practices outside of the United States, and cannot guarantee that we will be able to successfully enter or operate in any such markets. For example, in connection with our expansion efforts in our existing international markets, the United Kingdom, Canada and France, we have encountered, and expect we will continue to encounter, increased costs of operations resulting from higher customs duties, tariffs, taxes, payroll and benefits and other expenses and from new and different business requirements generally. We may also face risks related to foreign currency fluctuations, which could result in increased operating expenses and reduced net revenue. In connection with our expansion efforts into new international markets, we have encountered, and expect to continue to encounter, a number of obstacles including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences, differences in foreign labor laws and practices, as well as differences in employee expectations and working culture. We may also encounter difficulty expanding into new markets throughout the world because of limited brand recognition leading to delayed acceptance of our products by customers in these new markets. In particular, we have no assurance that our brand and performance marketing playbook will prove successful outside of the geographic regions in which they have been used in the United States, United Kingdom, Canada and France. The expansion into new markets may also present competitive, merchandising, forecasting and distribution and logistics challenges, including the timing component of speed to market and longer transit times, that are different from or more complex than those we currently face. Failure to develop new markets globally or disappointing growth outside of such markets may harm our business, financial condition or results of operations.
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
In addition, from time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities in which we operate, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, which may have an adverse effect on our business, financial condition and results of operations. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, personal injury and other claims. In addition, if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and our company-operated distribution center, as well as nearly half of our employees (including retail employees) as of the third quarter of 2026, are located, is very competitive. Further, since Reformation is a high performance culture, we have been a recruiting target for brands that wish to attract our talent.
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
In addition, historically, we have experienced increased net revenue in the second fiscal quarter compared to the first fiscal quarter due to higher spring and summer sales. The third fiscal quarter typically sees a moderate increase in net revenue relative to the second fiscal quarter, given the timing of one of our twice-yearly promotional events beginning in August. The fourth fiscal quarter is typically similar in net revenue compared to the third fiscal quarter due to our Black Friday Cyber Monday promotion. We expect this seasonality to continue in future years and believe it will be subject to maintaining our promotional sales strategy and the precise timing of our twice-yearly promotional sales event and our annual Black Friday Cyber Monday promotion. This seasonality, along with other factors that are beyond our control, including weather conditions and the effects of climate change, could adversely affect our business and cause our operating results to fluctuate.
As a result of these quarterly fluctuations, we believe that comparisons of our operational results between different quarters within a single fiscal year or across different fiscal years are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any quarterly fluctuations in our net revenue and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.
As a company that operates retail stores, we are subject to commercial real estate risks.
As of September 26, 2026, we operated 74 full-price retail store locations and three outlet stores across four countries. We lease our stores under operating leases. We are focused on the expansion of our retail operations and expect to continue to evaluate and grow the total number of stores we operate over the next several years, domestically and internationally.
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
As of September 26, 2026, we had $136.7 million of term loans and $6.8 million of letters of credit outstanding under the Credit Agreement for a total indebtedness of $143.5 million. As of September 26, 2026, cash on hand was $97.7 million and we had $23.2 million of capacity available under our revolving facility. We generally experience significant fluctuations in our working capital over our operating cycle due to our limited number of sale periods every year and the seasonality of our business, wherein we typically experience lower net revenue in our first quarter compared to our second and third quarter. Our debt could have important consequences, including:
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
Furthermore, applicable product liability laws implementing Directive (EU) 2024/2853 may expose us to liability for defective or misleadingly marketed clothing and accessories. Any actual or perceived non-compliance with these rapidly changing laws, regulations or standards or our contractual obligations relating to privacy, data protection and consumer protection by us or the third-party companies we work with could result in litigation and proceedings against us by governmental entities, consumers or others, fines and civil or criminal penalties for us or company officials, obligations to cease or recall, offerings or to substantially modify our business in a manner that makes it less effective in certain jurisdictions, negative publicity and harm to our brand and reputation and reduced overall demand for our products, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Prior to our IPO, we did not historically prepare public company financial statements.
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
Following our initial public offering, the Aflalo Family Trust, established U/T/A dated November 8, 2018, as amended (the “AFT Stockholder”), beneficially owned approximately 19.8% of the outstanding shares of common stock. Pursuant to the Stockholders’ Agreement, for so long as the AFT Stockholder owns at least 5% of the aggregate number of shares of common stock then issued and outstanding, the AFT Stockholder is entitled to nominate Yael Aflalo as a director. Four of our eight directors are affiliated with Permira and one of our directors is affiliated with the AFT Stockholder. These directors have fiduciary duties to us and, in addition, have duties to Permira and the AFT Stockholder, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Permira or the AFT Stockholder, whose interests may be adverse to ours in some circumstances.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities

Our repurchases for the 13 weeks ended September 26, 2026 are disclosed as below. For further information, please refer to Note 10. Stock-Based Compensation and Note 12. Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 28, 2026 - July 25, 2026	—	$—	—	$—
July 26, 2026 - August 29, 2026	1,022,761(1)	8.32	1,022,761	—
August 30, 2026 - September 26, 2026	—	—	—	—
Total	1,022,761		1,022,761

(1)    As disclosed in our IPO Prospectus, in connection with our IPO, we repurchased and retired 192,557 shares of common stock from certain existing employee stockholders for $2.7 million and settled 830,204 employee stock options for $5.8 million.

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
We received aggregate proceeds of approximately $132.2 million from the initial public offering, after deducting underwriting discounts of $10.0 million. Total offering costs incurred amounted to $8.0 million, of which $5.1 million has not yet been paid. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 26, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Reformation Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 3, 2026).
3.2	Amended and Restated Bylaws of Reformation Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on August 3, 2026).
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-297039), filed with the SEC on July 20, 2026).

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

REFORMATION INC.

Date: November 6, 2026	By:	/s/ Hali Borenstein
Hali Borenstein
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Joshua Moore
Joshua Moore
Chief Financial Officer (Principal Financial and Accounting Officer)